Form 10-Q
period 2000-03-31
NUMERICAL TECHNOLOGIES INC
filed 2000-05-12
CIK 1091226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission file number: 000-30005

                         NUMERICAL TECHNOLOGIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                  94-3232104
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                 Identification Number)

         70 West Plumeria Drive                           95134-2134
          San Jose, California                            (Zip Code)
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (408) 919-1910

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
           Filing requirements or the past 90 days. Yes [X] No [_]

 The number of shares outstanding of the registrant's Common Stock, par value
             $0.0001 per share, as of May 10, 2000 was 29,667,884

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         NUMERICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)
                                  (Unaudited)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $   6,863    $  13,486
  Accounts receivable                                        4,499        1,819
  Prepaid and other                                            342          394
                                                         ---------    ---------
        Total current assets                                11,704       15,699

Property and equipment, net                                  1,932        1,613
Acquired intangibles, net                                   80,934           -
Other assets                                                   161          293
                                                         ---------    ---------
                                                         $  94,731    $  17,605
                                                         =========    =========
LIABILITIES
Current liabilities:
  Accounts payable                                       $     767    $     613
  Accrued expenses                                           2,831        1,945
  Deferred revenue                                           4,651        2,642
  Current portion notes payable                              8,750           -
                                                         ---------    ---------
        Total current liabilities                           16,999        5,200
                                                         ---------    ---------

Notes payable, less current portion                         26,250           -
                                                         ---------    ---------

Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
    Authorized: 12,253 shares
    Issued and outstanding: 11,913 and 8,103 shares in
         2000 and 1999, respectively                             1            1
Common stock, $0.0001 par value:
    Authorized: 30,000 shares
    Issued and outstanding: 11,780 and 9,570 shares in
         2000 and 1999, respectively                             1            1
Additional paid in capital                                 117,829       50,100
Receivable from stockholders                                (4,086)        (315)
Deferred stock compensation                                (33,162)     (21,220)
Accumulated deficit                                        (29,101)     (16,162)
                                                         ---------    ---------
        Total stockholders' equity                          51,482       12,405
                                                         ---------    ---------
                                                         $  94,731    $  17,605
                                                         =========    =========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------

                                                        2000          1999
                                                      --------      --------
Revenue
  Product                                             $  2,401      $  1,892
  Maintenance                                            1,055            -
                                                      --------      --------
    Total revenue                                        3,456         1,892
                                                      --------      --------
Costs and expenses:
   Cost of revenue                                         334            22
   Research and development                              2,592           743
   Sales and marketing                                   1,798           929
   General and administrative                              885           187
   Depreciation and amortization                         5,012            70
   Amortization of deferred stock compensation(*)        5,217           434
                                                      --------      --------
               Total costs and expenses                 15,838         2,385
                                                      --------      --------

Loss from operations                                   (12,382)         (493)
Interest expense                                          (700)           -
Interest income                                            143            26
                                                      --------      --------

Net loss                                              $(12,939)     $   (467)
                                                      ========      ========

Net loss per common share, basic and diluted          $  (1.71)     $  (0.07)
                                                      ========      ========
Weighted average common shares outstanding,
         basic and diluted                               7,570         6,572
                                                      ========      ========

(*)Amortization of deferred stock compensation
   Cost of sales                                      $    195      $     13
   Research and development                              2,442           200
   Sales and marketing                                   1,256           157
   General and administrative                            1,324            64
                                                      --------      --------
                                                      $  5,217      $    434
                                                      ========      ========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, except Per share data)
                                  (Unaudited)


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                             --------------------------

                                                                                 2000          1999
                                                                               --------      --------
Cash flows from operating activities:
   Net loss                                                                    $(12,939)     $   (467)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation                                                                   219            70
     Amortization of deferred stock compensation                                  5,217           434
     Amortization of acquired intangibles                                         4,793             -
   Changes in assets and liabilities:
     Accounts receivable                                                         (1,554)       (1,503)
     Prepaid and other                                                              147            32
     Other assets                                                                   132             1
     Accounts payable                                                               154            70
     Accrued expenses                                                               541           (55)
     Deferred revenue                                                               915          (302)
                                                                               --------      --------
         Net cash used in operating activities                                   (2,375)       (1,720)
                                                                               --------      --------

Cash flows used in investing activities:
Purchase of property and equipment                                                 (327)         (158)
                                                                               --------      --------
          Net cash used in investing activities                                    (327)         (158)
                                                                               --------      --------

Cash flows from financing activities:
   Repayment on notes payable                                                    (5,000)            -
   Proceeds from exercise of common stock options                                 1,092            23
   Repurchase of common stock                                                       (13)            -
                                                                               --------      --------
Cash provided by (used in) financing activities                                  (3,921)           23
                                                                               --------      --------

Net decrease in cash                                                             (6,623)       (1,855)

Cash at beginning of period                                                      13,486         4,973
                                                                               --------      --------
Cash at end of period                                                          $  6,863      $  3,118
                                                                               ========      ========

Supplemental disclosure of cash flow information:
   Stockholder notes receivable exchanged for common stock                        3,771             -

See the accompanying notes to these condensed consolidated financial statements.

                          NUMERICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The unaudited financial statements have been prepared by the Numerical Technologies, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto for the years ended December 31, 1999 and 1998, included in our Form S-1, dated April 7, 2000, as declared effective by the Securities and Exchange Commission on April 6, 2000. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2000.

NOTE 2 - ACQUISITION

On January 1, 2000, we acquired Transcription Enterprises Ltd. ("Transcription"), a company incorporated in California. Under the terms of the acquisition, we issued approximately 3,810,000 shares of Series E Convertible Preferred Stock and $40.0 million in notes payable for all of the outstanding stock of Transcription. The total purchase price was approximately $86.0 million, including acquisition costs of approximately $250,000. The transaction was accounted for under the purchase method of accounting.

     Under the terms of the acquisition agreement, we acquired specified accounts receivable of Transcription, consisting of 45% of accounts receivable for license fees, plus all fees associated with maintenance, support and other services rendered by Transcription on such accounts. The allocation of the purchase price is as follows (in thousands):


     Net tangible assets.................................   $   243
     In process research and development.................       300
     Developed technology................................     7,400
     Customer base.......................................    14,300
     Covenants not to compete............................     2,700
     Work force..........................................     1,500
     Trade name..........................................       200
     Goodwill............................................    59,327
                                                            -------
                                                            $85,970
                                                            =======

     The estimated purchase price was allocated to the identifiable assets acquired and the liabilities assumed based upon the fair market value on the acquisition date. The net tangible assets consist primarily of accounts receivable, property and equipment, and other liabilities. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounts allocated to developed technology and customer base and trade name are amortized over the estimated useful life of five years. The amounts allocated to covenants not to compete and work force are being amortized over the estimated useful lives of two and four years, respectively. The excess amount of the purchase price over the fair market value of the identifiable assets acquired is accounted for as goodwill and is being amortized over its estimated useful life of five years. The valuation for the intangible assets has been determined using management's assumptions and the report from an independent appraiser.

     Under the terms of the acquisition agreement, the $40 million in promissory notes is secured by substantially all the assets of Transcription. The notes bear interest at the rate of 8.0% per annum. $5.0 million was due and paid upon issuance of the notes, with the remaining principal amount due and payable in 16 equal quarterly installments of $2.2 million, commencing on April 1, 2000 and thereafter on each calendar quarter with the final installment being due on January 1, 2004. All interest accrued to each payment is due and payable on such payment date. The major stockholders of Transcription have the right to setoff certain indemnification claims against the interest and principal of the notes otherwise due.

Had the acquisition of Transcription occurred on January 1, 1999, pro forma combined revenues would have been $3,840,000 for the three months ended March 31, 1999, after giving effect to reduction of combined revenue related to deferred revenues on Transcription contracts. Pro forma net loss would have been $4,738,000 or $(0.70) per share. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and interest expense related to the acquisition of Transcription as if the transaction occurred on January 1, 1999.

NOTE 3 - NET LOSS PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents includes common shares issuable upon exercise of common stock, conversion of preferred stock and warrants. For the periods presented, we had losses and therefore all common stock equivalents are excluded from the computation of diluted net loss per share because their effect is antidilutive.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

NOTE 5 - LITIGATION

We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our optical proximity correction, or OPC, product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs. This lawsuit is in early stages of discovery and no trial date has been set.

NOTE 6 - SUBSEQUENT EVENTS

In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds after underwriters commission and fees and other costs associated with the offering totaled approximately $81.3 million. We paid the balance of principal and accrued interest under the notes payables issued in connection with the acquisition of Transcription with a portion of the net proceeds. The remaining proceeds will be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains certain forward looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created thereby. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those under "Factors Which May Affect Future Results" below. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We do not undertake any obligation to publicly release the results of any revision to these forward-looking statements.

Overview

We design and develop proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting technologies and software and OPC software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. We expect to enter into production licenses with semiconductor manufacturers as they adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs.

     In January 2000, we acquired Transcription Enterprises Ltd. for approximately $45.7 million in Series E preferred stock and $40.0 million in notes payable, resulting in goodwill and other intangible assets of $85.4 million which is being amortized on a straight-line basis over two to five years. We accounted for the acquisition under the purchase method of accounting and, as a result, our historical results of operations do not include the results of operations of Transcription.

     In March 2000, we entered into our first production license with Motorola. Pursuant to the Motorola agreement, we granted Motorola a non-exclusive license to our phase shifting intellectual property for use in one fabrication facility. Motorola is to pay us approximately $1.3 million in production license fees under the agreement. In addition, Motorola must pay us additional fees in the event it desires to use our licensed intellectual property in additional fabrication facilities or in the event Motorola desires to add a temporary licensed fabrication facility to meet peak use needs. The agreement has an initial term of two years, after which it will automatically renew for one year, for additional production license fees of approximately $1.3 million, unless Motorola provides written notice to us at least 30 days prior to the end of the initial term.

     In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds, after underwriters commission and fees and other costs associated with the offering, totaled approximately $81.3 million. In April 2000, we paid the balance of principal and accrued interest under the notes payables issued in connection with the acquisition of Transcription with a portion of the net proceeds. The remaining proceeds will be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

Results of Operations

Revenue.

     Product. Product revenue for the three months ended March 31, 2000 increased 26.9% to $2.4 million from $1.9 million in the comparable three-month period in 1999. The increase was primarily attributable to increased revenue from research and development licenses to integrated device manufacturers, or IDMs.

   Maintenance. Maintenance revenue for the three months ended March 31, 2000 was $1.1 million compared to $0 in the comparable three-month period in 1999. The increase in maintenance revenue was primarily the result of service contracts associated with the acquisition of Transcription in January 2000.

Costs and Expenses

   Cost of revenue. Cost of revenue for the three months ended March 31, 2000 increased 1418.2% to $334,000 from $22,000 in the comparable three-month period in 1999. The increase was primarily due to increased cost for engineers associated with maintenance and technical services which resulted from an increased customer base from our acquisition of Transcription in January 2000. In addition, cost of revenue increased as a result of royalties paid to third parties in the three months ended March 31, 2000 as compared to no royalties in the comparable three-month period in 1999. Cost of revenue increased as a percent of revenues from 1.2% to 9.7% for the three months ended March 31, 1999 and 2000, respectively. We anticipate that cost of revenue will increase in dollar amount as we support our expanding number of industry partners and customers and assist our research and development licensees to transition into production.

     Research and development. Research and development expenses for the three months ended March 31, 2000 increased 248.9% to $2.6 million from $743,000 in the comparable three-month period in 1999. The increase was primarily due to increased costs associated with additional personnel in our expanding research and development efforts, and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. Research and development expenses increased as a percent of revenues from 39.3% to 75.0% for the three months ended March 31, 1999 and 2000, respectively. A significant portion of the increase was due to the addition of personnel and personnel-related costs for enhancement of existing applications and development of new products. We anticipate that we will continue to commit substantial resources to research and development in the future. We expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term.

     Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2000 increased 93.5% to $1.8 million from $929,000 in the comparable three-month period in 1999. The increase was primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. Sales and marketing expenses increased as a percent of revenues from 49.1% to 52.0% for the three months ended March 31, 1999 and 2000 respectively. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term.

     General and administrative. General and administrative expenses for the three months ended March 31, 2000 increased 373.3% to $885,000 from $187,000 in the comparable three-month period in 1999. The increase was primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. General and administrative expenses increased as a percent of revenue from 9.9% to 25.6% for the three months ended March 31, 1999 and 2000, respectively. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2000 increased 7060.0% to $5.0 million from $70,000 in the comparable three-month period in 1999. The increase was primarily the result of amortization of acquired intangibles associated with the acquisition of Transcription in January 2000.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $434,000 and $5.2 million for the three months ended March 31, 1999 and 2000, respectively. We are amortizing these amounts over the vesting periods of the individual options, using the multiple option method.

On February 1, 2000, we granted stock options to purchase an aggregate of 2,029,000 shares of common stock. In connection with the grant of these stock options, we recognized deferred stock compensation totaling $17.0 million, which will be amortized over the four year vesting period of the stock options.

Interest expense. Interest expense for the three months ended March 31, 2000 was $700,000 compared to $0 in the comparable three-month period in 1999. Interest expense relates to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under this note with proceeds from our initial public offering.

Interest income. Interest income for the three months ended March 31, 2000 increased 450.0% to $143,000 from $26,000 in the comparable three-month period in 1999. The increase was primarily due to higher average cash and short-term investment balances and to a lesser degree from interest due on notes receivables from stockholders.

Liquidity and Capital Resources

As of March 31, 2000, we had cash and cash equivalents of $6.9 million, including restricted cash of $204,000 related to a certificate of deposit required as collateral for a letter of credit. As of the same date, we had negative working capital of $5.2 million, including deferred revenue of $4.7 million. Deferred revenue represents the excess of amount billed from licensees over revenue recognized on license and maintenance contracts.

Net cash used in operating activities was $2.4 million during the three month period ended March 31, 2000, compared with $1.7 million used in the comparable period in 1999. Net cash used in the three month period ended March 31, 2000 primarily reflects a net loss of $12.9 million, offset by amortization and depreciation expenses of $10.2 million.

Net cash used in investing activities was $327,000 during the three month period ended March 31, 2000, compared with $158,000 used in the comparable period in 1999. Net cash used in the three month period ended March 31, 2000 consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We expect to invest approximately $2.0 million in fiscal year 2000 mainly for computer hardware and software, office furniture and equipment, and business systems upgrades.

Net cash used in financing activities was $3.9 million during the three month period ended March 31, 2000, compared with $23,000 provided in the comparable period in 1999. Net cash used in the three month period ended March 31, 2000 consisted of a $5.0 million partial payment of the principal outstanding under the total $40.0 million dollar notes issued in connection with the acquisition of Transcription, partly offset by $1.1 million of net proceeds from common stock option activity.

On January 1, 2000, we acquired Transcription. In connection with the acquisition, we issued $40.0 million in promissory notes. Shortly after issuance of the notes, we repaid $5.0 million of the principal, leaving a balance of $35.0 million outstanding under the notes. The remaining principal amount, plus interest at 8.0% per annum, was payable in 16 equal quarterly payments of $2.2 million, plus interest commencing on April 1, 2000. In April 2000, we paid these notes in full with a portion of the net proceeds from our initial public offering completed in April 2000.

We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our optical proximity correction, or OPC, product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs. This lawsuit is in early stages of discovery and no trial date has been set.

We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in April 2000, together with existing cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the second quarter of 2000 to comply with the guidelines in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

In March 2000, the Financial Accounting Statements Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of a various modifications to terms of a previously fixed stock or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Fin 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, of january 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial positions or results of operations.

Factors Which May Affect Future Results

If the key markets within the semiconductor industry, especially semiconductor manufacturers, do not adopt our proprietary technologies and software products, we may be unable to generate sales of our products.

     The four key markets within the semiconductor industry are semiconductor designers and design tool vendors, photomask manufacturers, semiconductor equipment manufacturers and semiconductor manufacturers. If these key markets do not adopt our proprietary technologies and software products, our product sales could decline. We design our technologies and products so that each key market within the semiconductor industry can work efficiently with the other markets. For example, if designers do not adopt our technologies and products, it will be more difficult for them to design semiconductors which are understood and processed efficiently by mask manufacturers that do adopt our technologies and products. In addition, we believe semiconductor manufacturers need to adopt our proprietary technologies and software products first in order to drive adoption by the other three markets. Semiconductor manufacturers define and develop the manufacturing process. While designers, mask manufacturers and equipment manufacturers are not required to adopt our technologies and products in order to work with semiconductor manufacturers that do adopt them, the efficiency of the entire manufacturing process is greatly diminished if they do not. If each key market of the semiconductor industry does not perceive our proprietary technologies and software products as the industry standard, our technologies and products could become less valuable and more difficult to license. Factors that may limit adoption of our subwavelength solution within the markets include:

     . our current and potential industry partners and customers may fail to adopt our technologies and products;

     . semiconductor designers may not need subwavelength processes if there is a slowdown in semiconductor manufacturing or a decrease in the demand for smaller semiconductor feature sizes; and

     . the industry may develop alternative methods to produce subwavelength features with existing capital equipment due to a rapidly evolving market and the likely emergence of new technologies.

In order for potential industry partners and customers to adopt, and expend their own resources to implement, our technologies and products, we must expend significant marketing resources, with no guarantee of success.

     Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products, with no guarantee of success. Our sales and marketing expenses increased from $1.4 million in 1998 to $4.3 million in 1999. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

     We only have a limited operating history and we face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 47 employees as of January 1, 1999 to 111 employees as of March 31, 2000.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

     We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. We have not been profitable in any quarter, and our accumulated deficit was approximately $29.1 million as of March 31, 2000. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional noncash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We recently acquired Transcription Enterprises Limited and if we are not successful in integrating transcription's products and operations with ours, our revenue and operating results could decline.

     Our recent acquisition of Transcription Enterprises Limited will only be successful if we are able to integrate its operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. If we encounter any difficulties in the transition process, the revenue and operating results of the combined company could decline. We must successfully integrate Transcription's products with ours. We must also coordinate our research and development and sales and marketing efforts to realize the technological benefits of this combination.

     We may find it difficult to integrate personnel with disparate business backgrounds and combine two different corporate cultures. In addition, the process of combining our company with Transcription could interrupt the activities of either or both of the companies' businesses. It is possible that we will not be able to retain key Transcription management, technical and sales personnel.

     In addition, the acquisition of Transcription could cause our industry partners and customers to be uncertain about our ability to support the combined companies' products and the direction of the combined companies' product development efforts. As a result, they may delay or cancel product orders, which could significantly decrease our revenue and limit our ability to implement our combined business strategy.

Our acquisition of Transcription may increase the focus of the semiconductor industry on the manufacturing data preparation market, which could lead to a rapid and substantial increase in competition.

     Our recent acquisition of Transcription may increase the semiconductor industry's awareness of the market for manufacturing data preparation software, which could lead to a substantial increase in the number of start-up companies that focus on software solutions for data preparation. Manufacturing data preparation software translates semiconductor designs into instructions that control manufacturing equipment. Potential competitors could pursue and execute partnership agreements with key industry partners we intend to pursue, which could make it difficult or impossible for us to develop relationships with these potential industry partners. In addition, some of our current competitors may increase their own research and development budgets relating to data preparation, or may more aggressively market competing solutions.

If we do not continue to introduce new technologies and software products or product enhancements ahead of rapid technological change in the market for subwavelength solutions, our operating results could decline and we could lose our competitive position.

     We must continually devote significant engineering resources to enable us to introduce new technologies and software products or product enhancements to address the evolving needs of key markets within the semiconductor industry in solving the subwavelength gap problem. We must introduce these innovations and the key markets within the semiconductor industry must adopt them before changes in the semiconductor industry, such as the introduction by our current and potential competitors of more advanced products or the emergence of alternative technologies, render the innovations obsolete, which could cause us to lose our competitive position. These innovations are inherently complex, require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, designers, mask manufacturers and equipment manufacturers must each respond to the demand of the market to design and manufacture masks and equipment for increasingly smaller and complex semiconductors. Our innovations must be viable and meet the needs of these key markets within the semiconductor industry before the consumer market demands even smaller semiconductors, rendering the innovations obsolete. We may not have the financial resources necessary to fund any future innovations. In addition, any revenue that we receive from enhancements or new generations of our proprietary technologies and software products may be less than the costs of development.

Fluctuations in our quarterly operating results may cause our stock price to decline.

     It is likely that our future quarterly operating results may fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period. As a result, the price of our common stock could decline. Historically, our quarterly operating results have fluctuated. We may experience significant fluctuations in future quarterly operating results. The following factors may cause these fluctuations:

     . the timing and structure of our product license agreements;
     . changes in our pricing policies or those of our competitors; and . changes in the level of our operating expenses to support our projected growth.

We intend to pursue new, and maintain our current, industry partner relationships, which could substantially divert management attention and resources, with no guarantee of success.

     We expect to derive significant benefits, including increased revenue and customer awareness, from our current and potential industry partner relationships. In our pursuit to maintain and establish partner relationships within each of the key markets in the semiconductor industry, we could expend significant management attention, resources and sales personnel efforts, with no guarantee of success. To establish and maintain our partner relationships, we expend our limited financial resources on increasing our sales and business development personnel, trade shows and marketing within trade publications. If we did not have to pursue potential industry partners, we could focus these resources exclusively on direct sales to our customers. In addition, through our partner relationships, our partners resell, market, either jointly with us or unilaterally, and promote our technologies and products. If these relationships terminate, such as due to our material breach of the contracts or the partners' election to cancel the contract, which generally is permissible with prior notice to us, we would have to increase our own limited marketing and sales resources for these activities. Further, we may be unable to enter into new industry partner relationships if any of the following occur:

     . current or potential industry partners develop their own solutions to the subwavelength gap problem; or

     . our current or potential competitors establish relationships with industry partners with which we seek to establish a relationship.

     We have only recently entered into many of our current partner relationships. These relationships may not continue or they may not be successful. We also may be unable to find suitable additional industry partners. To date, we have entered into agreements with industry partners, including:

     . Cadence in the design market;
     . DuPont Photomask and Photronics in the mask manufacturing market; and . Applied Materials, KLA-Tencor and Zygo Corporation in the semiconductor equipment market.

Many of our current competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and as a result, they may acquire a significant market share before we do.

     Our current competitors, or alliances among these competitors, may rapidly acquire significant market share. These competitors may have greater name recognition and more customers which they could use to gain market share to our detriment. We encounter direct competition from other direct providers of phase shifting, OPC and manufacturing data technologies. These competitors include such companies as Avant! and Mentor Graphics. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC solutions, such as IBM. These companies may wish to promote their internally developed products and may be reluctant to purchase products from us or other independent vendors. Our competitors may offer a wider range of products than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. These competitors may also be able to undertake more extensive promotional activities, offer more attractive terms to customers than we do and adopt more aggressive pricing policies. Moreover, our competitors may establish relationships among themselves or with industry partners to enhance their services, including industry partners with which we may desire to establish a relationship.

The market for software solutions that address the subwavelength gap problem is new and rapidly evolving. We expect competition to intensify in the future, which could slow our ability to grow or execute our strategy.

     We believe that the demand for solutions to the subwavelength gap problem may encourage many competitors to enter into our market. As the market for software solutions to the subwavelength gap problem proliferates, if our competitors are able to attract industry partners or customers on a more accelerated pace than we can and retain them more effectively, we would not be able to grow and execute our strategy as quickly. In addition, if customer preferences shift away from our technologies and software products as a result of the increase in competition, we must develop new proprietary technologies and software products to address these new customer demands. This could result in the diversion of management attention or our development of new technologies and products may be blocked by other companies' patents. We must offer better products, customer support, prices and response time, or a combination of these factors, than those of our potential competitors.

We are growing rapidly and must effectively manage and support our growth in order for our business strategy to succeed.

     We have grown rapidly and will need to continue to grow in all areas of operation. If we are unable to successfully integrate and support our existing and new employees into our operations, we may be unable to implement our business strategy in the time frame we anticipate, or at all. Due to our rapid growth in headcount, we outgrew our principal office facilities earlier than we expected. As a result, we recently relocated to San Jose, California and may need to relocate to a larger facility in the future, which could be difficult in the very competitive Silicon Valley office leasing market. In addition, building and managing the support necessary for our growth places significant demands on our management as well as our limited revenue. These demands have, and may continue to, divert these resources away from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our technical support personnel, to adequately, and accurately, respond to and support our industry partners and customers. If we fail to do this, it could lead to dissatisfaction among our partners or customers, which could slow our growth.

We must continually attract and retain engineering personnel or we will be unable to execute our business strategy.

     We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our rapid growth and expansion. We must continually enhance and introduce new generations of our phase shifting and OPC technologies. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel with the requisite educational background and industry experience. If we lose the services of a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for qualified engineers is intense, especially in the Silicon Valley where we are located.

Our chief executive officer and chief technology officer, as well as the co-founders of Transcription, are critical to our business and they may not remain with us in the future.

   Our future success will depend to a significant extent on the continued services of Y. C. (Buno) Pati, our President and Chief Executive Officer, Yao-Ting Wang, our Chief Technology Officer, Roger Sturgeon, one of our directors and a senior executive of Transcription and Kevin MacLean, Vice President and General Manager of Transcription. If we lose the services of any of these key executives, it could slow our product development processes and searching for their replacements could divert our other senior management's time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

If we fail to protect our intellectual property rights, competitors may be able to use our technologies which could weaken our competitive position, reduce our revenue or increase our costs.

   Our success depends heavily upon proprietary technologies, specifically our patent portfolio. The rights granted under our patents and patent applications may not provide competitive advantages to us. In addition, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. We rely primarily on a combination of patents, copyrights, trademarks and trade secrets to protect our proprietary rights and prevent competitors from using our proprietary technologies in their products. These laws and procedures provide only limited protection. We have been issued two U.S. patents, have seven U.S. patent applications currently pending in the U.S. and nine foreign patent applications currently pending in selected foreign countries. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Also, patent protection in foreign countries may be limited or unavailable where we have filed for and need such protection. Furthermore, if we fail to adequately protect our trademark rights, this could impair our brand identity and ability to compete effectively. If we do not successfully protect our trademark rights, this could force us to incur costs to re-establish our name or our product names, including significant marketing activities.

If third parties assert that our proprietary technologies and software products infringe their intellectual property rights, this could injure our reputation and limit our ability to license or sell our proprietary technologies or software products.

   Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. The defense of these claims could divert management's attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features in our OPC product. Third parties have advised us of literature which they believe to be relevant to our patents. We have not reviewed all of the information contained in this literature. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of our present or future patents, and/or result in costly litigation. In addition, we are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents, or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, a company could invite us to take a patent license. If we do not take the license, the requesting company could contact our industry partners or customers and suggest that they not use our software products because we are not licensed under their patents. This action by the requesting company could affect our relationships with these industry partners and customers and may prevent future industry partners and customers from licensing our software products. The intensely competitive nature of our industry and the important nature of our technologies to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature.

Any potential dispute involving our patents or other intellectual property could include our industry partners and customers, which could trigger our indemnification obligations with them and result in substantial expense to us.

   In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. This could trigger our technical support and indemnification obligations in some of our license agreements which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our licensees, any such litigation could severely disrupt or shut down the business of our licensees, which in turn could hurt our relations with our customers and cause the sale of our proprietary technologies and software products to decrease.

Defects in our proprietary technologies and software products could decrease our revenue and our competitive market share.

   If our industry partners and customers discover any defects after they implement our proprietary technologies and software products, these defects could significantly decrease the market acceptance and sales of our software products, which could decrease our competitive market share. Any actual or perceived defects with our proprietary technologies and software products may also hinder our ability to attract or retain industry partners or customers, leading to a decrease in our revenue. These defects are frequently found during the period following introduction of new products or enhancements to existing products. Despite testing prior to introduction, our software products may contain software errors not discovered until after customer implementation. If our software products contain errors or defects, it could require us to expend significant resources to alleviate these problems, which could result in the diversion of technical and other resources from our other development efforts.

We face operational and financial risks associated with international operations.

   We derive a significant portion of our revenue from international sales. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products internationally and may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:
   . fluctuations in exchange rates which may negatively affect our operating results;
   . greater difficulty in collecting accounts receivable resulting in longer collection periods;
   . compliance with and unexpected changes in a wide variety of foreign laws and regulatory environments with which we are not familiar;
   . export controls which could prevent us from shipping our software products into and from some markets;
   . changes in import/export duties and quotas could affect the competitive pricing of our software products and reduce our market share in some countries; and
   . economic or political instability.

   We may be unable to continue to market our proprietary technologies and software products successfully in international markets.

We may need to raise additional funds to support our growth or execute our strategy and if we are unable to do so, we may be unable to develop or enhance our proprietary technologies and software products, respond to competitive pressures or acquire desired businesses or technologies.

   We currently anticipate that our available cash resources, combined with the net proceeds from our initial public offering, will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:
  .  support more rapid expansion;
  .  develop new or enhanced products;
  .  respond to competitive pressures; or
  .  acquire complementary businesses or technologies.

   These factors will impact our future capital requirements and the adequacy of our available funds. We may need to raise additional funds through public or private financings, strategic relationships or other arrangements.

We may be unable to consummate other potential acquisitions or investments or successfully integrate them with our business, which may slow our ability to expand the range of our proprietary technologies and software products.

   To expand the range of our proprietary technologies and software products, we may acquire or make investments in additional complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. If we do acquire additional companies or make other types of acquisitions, we may have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

Management will have broad discretion as to the use of proceeds from our initial public offering and, as a result, we may not use the proceeds to the satisfaction of our stockholders.

   Our board of directors and management will have broad discretion in allocating the net proceeds of our initial public offering. They may choose to allocate such proceeds in ways that do not yield a favorable return or are not supported by our stockholders. We have designated only limited specific uses for the net proceeds from our initial public offering.

Our capital stock ownership is concentrated with insiders and this may limit your ability to influence corporate matters.

   The concentration of ownership of our outstanding capital stock with our directors and executive officers may limit your ability to influence corporate matters. Our directors and executive officers, and their affiliates, beneficially own a significant portion of our outstanding capital stock. As a result, these stockholders, if acting together, will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any corporate transactions.

We have anti-takeover defenses that could delay or prevent an acquisition of our company.

   Provisions of our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

The market price of our common stock may be volatile, and you may not be able to resell your shares at or above the initial public offering price.

   The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, including:
   . actual or anticipated fluctuations in our operating results;
   . changes in market valuations of other technology companies;
   . conditions or trends in the semiconductor industry;
   . announcements by us or our competitors of significant technical innovations, contracts, acquisitions or partnerships;
   . additions or departures of key personnel;
   . any deviations in net revenue or in losses from levels expected by securities analysts;
   . volume fluctuations, which are particularly common among highly volatile securities of technology related companies; and
   . sales of substantial amounts of our common stock or other securities in the open market.

   General political or economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, also could cause the market price of our common stock to decline.

Our stock price is likely to be extremely volatile as the market for technology companies' stock has recently experienced extreme price and volume fluctuations.

   Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources. Despite the strong pattern of operating losses of technology companies, the market demand, valuation and trading prices of these companies have been high. At the same time, the share prices of these companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Our stock may not trade at the same levels as other technology stocks. In addition, technology stocks in general may not sustain current market prices.

A large number of shares becoming eligible for sale after our initial public offering could cause our stock price to decline.

   Sales of a substantial number of shares of our common stock after our initial public offering could cause our stock price to fall. Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market in the near future.

If we raise additional capital through the issuance of new securities, you will incur additional dilution.

   If we raise additional capital through the issuance of new securities, our stockholders will be subject to additional dilution. If we are unable to access the public markets in the future, or if our performance or prospects decreases, we may need to consummate a private placement or public offering of our capital stock. In addition, any new securities may have rights, preferences or privileges senior to those securities held by you.

Exercise of registration rights could adversely affect our stock price.

   If holders of registration rights exercise those rights, a large number of securities could be registered and sold in the public market, which could result in a decline in the price of our common stock. If we were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, our ability to raise needed capital could suffer. The holders of approximately 17,477,000 shares of our common stock, which after completion of our initial public offering represents a total of approximately 58.4% of our outstanding stock, are entitled to rights with respect to registration under the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

   The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. The Company does not expect any material loss with respect to its investment portfolio.


                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    (c) Recent Sales of Unregistered Securities
        ---------------------------------------

    1. From January 1, 2000 to March 31, 2000, the registrant issued and sold an aggregate of 701,137 shares of unregistered common stock to 28 directors, officers, employees, former employees and consultants at prices ranging from $0.33 to $2.67 per share, for aggregate cash consideration of approximately $729,725, of which approximately $238,000 is subject to outstanding promissory notes payable to the registrant. These shares were sold pursuant to the exercise of options granted by the board. As to each director, officer, employee, former employee and consultant of the registrant who was issued such securities, the registrant relied upon Rule 701 of the Securities Act of 1933. Each such person purchased securities of the registrant pursuant to a written contract between such person and the registrant. In addition, the registrant met the conditions imposed under Rule 701(b).

    2. On January 1, 2000, the registrant issued and sold to the shareholders of Transcription Enterprises Ltd. (1) 3,809,994 shares of unregistered Series E preferred stock valued at $10.67 per share, and (2) unregistered promissory notes in the aggregate principal amount of $40,000,000, in exchange for all outstanding stock of Transcription Enterprises Limited. These securities were issued pursuant to an agreement and plan of reorganization. The registrant relied upon Section 3(a)(11) of the Securities Act of 1933 and Rule 147 in connection with the sale and issuance of these securities.

    3. In February 2000, the registrant issued and sold an aggregate of 1,549,999 shares of unregistered common stock to Kevin MacLean, Y.C. (Buno) Pati, Roger Sturgeon and Yao-Ting Wang at a price per share of $2.67 for aggregate cash consideration of approximately $4,133,332, of which approximately $3,533,332 is subject to outstanding promissory notes payable to the registrant. These shares were sold pursuant to the exercise of stock options granted by the board of directors. The registrant relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

    Appropriate legends were affixed to the share certificates issued in the transactions described above. All recipients had adequate access, through their relationships with the registrant, to information about the registrant

    (D) Use of Proceed from Registered Securities
        -----------------------------------------

   In April 2000, we sold a total of 6,364,100 shares of common stock (the total amount registered) at $14.00 per share through our initial public offering pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on April 6, 2000 (333-95695). The initial public offering commenced on April 7, 2000. The managing underwriters were Credit Suisse First Boston Corporation, Chase H&Q, and SG Cowen. The gross proceeds to us were $89.1 million. The net proceeds, after underwriters commission and fees and other costs of an estimated $7.8 million associated with the offering, totaled approximately $81.3 million. None of the expenses paid by us were paid, directly or indirectly, to our directors, officers, or 10% stockholders, or any of our affiliates. In April 2000, we paid the balance of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription with a portion of the net proceeds. The remaining proceeds will be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from the offering in short-term, interest-bearing, investment grade securities.

Item 4. Submission of Matters to a Vote of Security Holders

   In connection with our initial public offering, we submitted the following matters to a vote of our stockholders via written consents. Matters voted upon via written consent and the approximate number of shares cast for, or not voted, were as follows:

                                                                                           Abstentions and
                                                                             For          Shares Not Voting
                                                                             ---          -----------------
1.       To increase the authorized number of  Board
         of Directors from seven to eight members.                        20,301,945           1,208,691

2.       To reincorporate into the state of Delaware.                     20,288,812           3,415,960

3.       Approve the Pre-offering Certificate of Incorporation
         of Numerical-Delaware                                            20,288,812           3,415,960

4.       Approve the Post-offering Certificate of Incorporation
         of Numerical-Delaware                                            20,288,812           3,415,960

5.       Adoption of the 2000 Stock Option Plan                           20,288,812           3,415,960

6.       Adoption of the 2000 Employee Stock Purchase Plan                20,288,812           3,415,960

7.       Amendment of the 1997 Stock Option Plan                          20,288,812           3,415,960


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
Item 16. Exhibits and Financial Statement Schedules

   (a) Exhibits

  2.1 Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*
  2.2 Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*
  3.2  Amended and Restated Certificate of Incorporation of registrant.*
  3.3  Bylaws of registrant.*
  4.1  Form of registrant's common stock certificate.*
  4.2 1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*
 10.1 Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
 10.2  2000 Stock Plan and related agreements.*
 10.3  1997 Stock Plan and related agreements.*
 10.4  2000 Employee Stock Purchase Plan and related agreements.*
 10.5  Lease Agreement, dated June 15, 1999, by and between the registrant and

       CarrAmerica Realty Corporation.*
 10.6 Lease Agreement, dated May 10, 1990, between Transcription Enterprises, Inc. and Los Gatos Business Park.*
 10.7  Employment Agreement, dated January 1, 2000, by and between
       Transcription Enterprises, Inc. and Roger Sturgeon.*
 10.8  Employment Agreement, dated January 1, 2000, by and between
       Transcription Enterprises, Inc. and Kevin MacLean.*
 10.9 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*
 10.10 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*
 10.11 Stock Option Agreement--Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*
 10.12 Stock Option Agreement--Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*
 10.13 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*
 10.14 Stock Option Agreement--Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*
 10.15 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*
 10.16 Stock Option Agreement--Early Exercise, dated February 3, 1999, by and between the registrant and Lars Herlitz.*
 10.17 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Lars Herlitz.*
 10.18 Stock Option Agreement--Early Exercise, dated November 17, 1999, by and between the registrant and John Traub.*
 10.19 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and John Traub.*
 10.20 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*
 10.21 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+
 10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
 10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
 10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
 10.25 License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*#
 10.26 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.27 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.28 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
 10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
 10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*
 10.31 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*
 10.32 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*
 10.33 Amendment No. 1 to Lars Herlitz' Stock Option Agreements dated February 3, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Lars Herlitz.*
 10.34 Amendment No. 1 to Atul Sharan's Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*
 10.35 Amendment No. 1 to John Traub's Stock Option Agreements dated November 17, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and John Traub.*
 10.36 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*
 10.37 PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+
 10.38 License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.+

 27.1  Financial Data Schedule.

* Incorporated by reference to registration statement on form S-1 as declared effective by the Securities and Exchange Commission on April 6, 2000.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

# While portions of this agreement were previously inadvertently filed, management has deemed that this agreement is not material.

  (b) Reports on Form 8-K

       No reports on Form 8-K were filed by us during the quarter ending March 31, 2000.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NUMERICAL TECHNOLOGIES, INC.


Dated May 12, 2000       By: /s/ Richard Mora

                             Richard Mora
                             Chief Financial Officer and
                             Vice President of Operations
                             (Principal Accounting Officer and Duly
                             Authorized Signatory)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------             -----------

  27.1             Financial Data Schedule