Form 10-Q
period 2000-06-30
NUMERICAL TECHNOLOGIES INC
filed 2000-07-28
CIK 1091226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission file number: 333-95695

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 The number of shares outstanding of the registrant's Common Stock, par value
             $0.0001 per share, as of July 20, 2000 was 30,101,977

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                         NUMERICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                      June 30,  December 31,
                                                                        2000       1999
                                                                      -------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $ 37,668      $ 13,486
 Short-term investments                                                 15,655             -
 Accounts receivable                                                     3,817         1,819
 Prepaid and other                                                         904           394
                                                                      --------      --------
   Total current assets                                                 58,044        15,699

Property and equipment, net                                              2,405         1,613
Acquired intangibles, net                                               76,441             -
Other assets                                                               229           293
                                                                      --------      --------
                                                                      $137,119      $ 17,605
                                                                      ========      ========
LIABILITIES
Current liabilities:
 Accounts payable                                                     $  1,657      $    613
 Accrued expenses                                                        2,795         1,945
 Deferred revenue                                                        6,254         2,642
                                                                      --------      --------
   Total current liabilities                                            10,706         5,200
                                                                      --------      --------

Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
 Authorized: 5,000 and 12,253 shares in
 2000 and 1999, respectively,
 Issued and outstanding: 0 and 8,103 shares in
  2000 and 1999, respectively                                                -             1
Common stock, $0.0001 par value:
 Authorized: 100,000 and 30,000 shares in
 2000 and 1999, respectively,
 Issued and outstanding: 30,109 and 9,570 shares in
  2000 and 1999, respectively                                                3             1
Additional paid in capital                                             198,974        50,100
Receivable from stockholders                                            (4,086)         (315)
Deferred stock compensation                                            (27,638)      (21,220)
Accumulated deficit                                                    (40,840)      (16,162)
                                                                      --------      --------
   Total stockholders' equity                                          126,413        12,405
                                                                      --------      --------
                                                                      $137,119      $ 17,605
                                                                      ========      ========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                 Three months ended        Six months ended
                                                                        June 30,               June 30,
                                                                   2000           1999      2000       1999
                                                                 --------       -------   --------    -------
Revenue                                                          $  4,742       $ 1,089   $  8,198    $ 2,981
                                                                 --------       -------   --------    -------
Costs and expenses:
  Cost of revenue                                                     296            41        630         63
  Research and development                                          3,257           924      5,849      1,667
  Sales and marketing                                               2,134           886      3,932      1,815
  General and administrative                                        1,204           251      2,089        438
  Depreciation and amortization                                     4,748            69      9,760        139
  Amortization of deferred
    stock compensation(*)                                           5,524           714     10,741      1,148
                                                                 --------       -------   --------    -------
       Total costs and expenses                                    17,163         2,885     33,001      5,270
                                                                 --------       -------   --------    -------

Loss from operations                                              (12,421)       (1,796)   (24,803)    (2,289)

Interest expense                                                     (193)            -       (893)         -
Interest income                                                       875            41      1,018         67
                                                                 --------       -------   --------    -------

Net loss                                                         $(11,739)      $(1,755)  $(24,678)   $(2,222)
                                                                 ========       =======   ========    =======

Net loss per common share, basic and diluted                       $(0.50)       $(0.25)    $(1.57)    $(0.33)
                                                                 ========       =======   ========    =======
Weighted average common shares outstanding,
   basic and diluted                                               24,850         6,923     16,209      6,731
                                                                 ========       =======   ========    =======

(*)Amortization of deferred stock compensation
   Cost of revenue                                               $    230       $    21   $    425    $    34
   Research and development                                         2,562           329      5,004        529
   Sales and marketing                                              1,330           258      2,586        415
   General and administrative                                       1,402           106      2,726        170
                                                                  -------      --------   --------    -------
                                                                  $ 5,524      $    714   $ 10,741    $ 1,148
                                                                  =======      ========   ========    =======

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                                2000        1999
                                                                                ----        ----
Cash flows from operating activities:
   Net loss                                                                   $(24,678)   $(2,222)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation                                                                  474        139
     Amortization of deferred stock compensation                                10,741      1,148
     Amortization of acquired intangibles                                        9,286          -
   Changes in assets and liabilities:
     Accounts receivable                                                          (872)      (651)
     Prepaid and other                                                            (415)       (63)
     Other assets                                                                   64       (331)
     Accounts payable                                                            1,044        105
     Accrued expenses                                                              505        276
     Deferred revenue                                                            2,518       (106)
                                                                              --------    -------
       Net cash used in operating activities                                    (1,333)    (1,705)
                                                                              --------    -------

Cash flows from investing activities:
   Purchase of short-term investments                                          (15,655)         -
   Purchase of property and equipment                                           (1,055)      (352)
                                                                              --------    -------
       Net cash used in investing activities                                   (16,710)      (352)
                                                                              --------    -------

Cash flows from financing activities:
   Proceeds from Initial public offering                                        81,161          -
   Repayment on notes payable                                                  (40,000)         -
   Proceeds from issuance of preferred stock                                         -     10,045
   Proceeds from exercise of common stock options                                1,139        272
   Repurchase of common stock                                                      (75)        (1)
                                                                              --------    -------
       Net cash provided by financing activities                                42,225     10,316
                                                                              --------    -------

Net increase in cash and cash equivalents                                       24,182      8,259

Cash and cash equivalents at beginning of period                                13,486      4,973
                                                                              --------    -------
Cash and cash equivalents at end of period                                    $ 37,668    $13,232
                                                                              ========    =======

Supplemental disclosure of cash flow information:
   Stockholder notes receivable exchanged for common stock                       3,771          -
                                                                              ========    =======
   Interest paid                                                                   893          -
                                                                              ========    =======

    See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The unaudited condensed consolidated financial statements have been prepared by Numerical Technologies, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in our Registration Statement Form S-1, dated April 7, 2000, as declared effective by the Securities and Exchange Commission on April 6, 2000. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2000.

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

     Under the terms of the acquisition agreement, we acquired specified accounts receivable of Transcription, consisting of 45% of accounts receivable for license fees, plus all fees associated with maintenance, support and other services rendered by Transcription on such accounts. The allocation of the purchase price is as follows in thousands:


  Net tangible assets................................................. $   243
  In process research and development.................................     300
  Developed technology................................................   7,400
  Customer base.......................................................  14,300
  Covenants not to compete............................................   2,700
  Work force..........................................................   1,500
  Trade name..........................................................     200
  Goodwill............................................................  59,327
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

     Under the terms of the acquisition agreement, $40 million in promissory notes were secured by substantially all the assets of Transcription. Shortly after issuance of the notes, we repaid $5.0 million of the principal, leaving a balance of $35.0 million outstanding under the notes. The remaining principal amount, plus interest at 8.0% per annum, was paid in full with a portion of the net proceeds from our initial public offering completed in April 2000.

     Had the acquisition of Transcription occurred on January 1, 1999, pro forma combined revenues would have been $3,221,000 and $7,061,000 for the three months and six months ended June 30, 1999, after giving effect to reduction of combined revenue related to deferred revenues on Transcription contracts. Pro forma net loss would have been $5,928,000 or $(0.86) per share and $10,666,000 or $(1.58)
per share for the three months and six months ended June 30, 1999. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and interest expense related to the acquisition of Transcription as if the transaction occurred on January 1, 1999.

NOTE 3 - NET LOSS PER SHARE

     Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents include common shares issuable upon exercise of common stock options, conversion of preferred stock and warrants. For the periods presented, we had losses and therefore all common stock equivalents are excluded from the computation of diluted net loss per share because their effect is antidilutive.

     Net loss per share for the three and six months ended June 30, 2000 include a non-cash preferred stock dividend of approximately $778,000 related to the beneficial conversion of warrants exercised in April 2000.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

NOTE 5 - LITIGATION

     We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our optical proximity correction, or OPC, product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income for the period in which the ruling occurs and thereafter. This lawsuit is in early stages of discovery and no trial date has been set.

NOTE 6 - INITIAL PUBLIC OFFERING

     In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds after underwriters' commission and fees and other costs associated with the offering totaled approximately $81.2 million. We paid the balance of principal and accrued interest under the notes payables issued in connection with the acquisition of Transcription with a portion of the net proceeds. The remaining proceeds will be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created thereby. The forward-looking statements are based on current expectations of management. In addition, our business and operations are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those under "Factors Which May Affect Future Results" below. We do not undertake any obligation to publicly release the results of any revision to these forward-looking statements.

Overview

We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. We expect to enter into production licenses with semiconductor manufacturers as they adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs.

In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds, after underwriters' commission and fees and other costs associated with the offering, totaled approximately $81.2 million. In April 2000, we paid the balance of principal and accrued interest under the notes payables issued in connection with the acquisition of Transcription with a portion of the net proceeds. The remaining proceeds will be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

Results of Operations

     Revenue. Revenues were $4.7 million and $8.2 million for the three months and six months ended June 30, 2000 compared to $1.1 million and $3.0 million for the same periods in 1999, representing increases of 335% and 175% for the respective periods. These increases were primarily attributable to the continued adoption of our total solution by companies throughout the design-to-silicon flow. This continued adoption of our total solution was aided by our acquisition of Transcription in January 2000.

Costs and Expenses

     Cost of revenue. Cost of revenues were $296,000 and $630,000 for the three months and six months ended June 30, 2000 compared to $41,000 and $63,000 for the same periods in 1999. The increase was primarily due to increased cost for engineers associated with maintenance and technical services, which resulted from an increased customer base from our acquisition of Transcription in January 2000. In addition, cost of revenues increased as a result of royalties paid to third parties in the six months ended June 30, 2000 as compared to no royalties in the comparable six-month period in 1999. As a percent of revenues, cost of revenue increased to 6% and 8% for the three months and six months ended June 30, 2000 compared to 4% and 2% for the same periods in 1999. We anticipate that cost of revenues will increase in dollar amount as we support our increasing number of industry partners and customers and assist our research and development licensees to transition into production. Our expectation of increasing cost of revenues is a forward-looking statement.

     Research and development. Research and development expenses were $3.3 million and $5.8 million for the three months and six months ended June 30, 2000 compared to $924,000 and $1.7 million for the same periods in 1999. These increases were primarily due to increased costs associated with additional personnel in our expanding research and development efforts, and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. Legal costs associated with increased intellectual property activities also contributed to these increases. As a percent of revenues, research and development expenses were 69% and 71% for the three months and six months ended June 30, 2000 compared to 85% and 56% for the same periods in 1999. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our expectation of increased research and development expenses, but declining as a percentage of revenue, is a forward-looking statement.

     Sales and marketing. Sales and marketing expenses were $2.1 million and $3.9 million for the three months and six months ended June 30, 2000 compared to $886,000 and $1.8 million for the same periods in 1999. These increases were primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. As a percent of revenues, sales and marketing expenses decreased to 45% and 48% for the three months and six months ended June 30, 2000 compared to 81% and 61% for the same periods in 1999. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our expectation of increased sales and marketing expenses, but declining as a percentage of revenue, is a forward-looking statement.

General and administrative. General and administrative expenses were $1.2 million and $2.1 million for the three months and six months ended June 30, 2000 compared to $251,000 and 438,000 for the same periods in 1999. These increases were primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree as a result of additional personnel acquired in the Transcription acquisition. General and administrative expenses increased to 25% for both the three months and six months ended June 30, 2000 compared to 23% and 15% for the same periods in 1999. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in long term. Our expectation of increasing general and administrative expenses, but decreasing as a percentage of revenue, is a forward-looking statement.

Depreciation and amortization. Depreciation and amortization expenses were $4.7 million and $9.8 million for the three months and six months ended June 30, 2000 compared to $69,000 and $139,000 for the same periods in 1999. These increases were primarily the result of amortization of acquired intangibles associated with the acquisition of Transcription in January 2000.

Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $5.5 million and $10.7 million for the three months and six months ended June 30, 2000 compared to $714,000 and $1.1 million for the same periods in 1999. We are amortizing these amounts over the vesting periods of the individual options, using the multiple option method.

Interest expense. Interest expense was $193,000 and $893,000 for the three months and six months ended June 30, 2000 compared to $0 for the same periods in 1999. Interest expense relates to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

Interest income. Interest income was $875,000 and $1.0 million for the three months and six months ended June 30, 2000 compared to $41,000 and $67,000 for the same periods in 1999. The increase was primarily due to higher average cash and short-term investment balances as a result of proceeds from our initial public offering in April 2000.

Liquidity and Capital Resources

As of June 30, 2000, we had cash and cash equivalents and short-term investments of $53.3 million, including restricted cash of $204,000 related to a certificate of deposit required as collateral for a letter of credit. As of the same date, we had working capital of $47.3 million, including deferred revenue of $6.3 million. Deferred revenue represents the excess of amount billed from licensees over revenue recognized on license and maintenance contracts.

Net cash used in operating activities was $1.3 million during the six month period ended June 30, 2000, compared with $1.7 million used in the comparable period in 1999. Net cash used in the six month period ended June 30, 2000 primarily reflects a net loss of $24.7 million, offset by amortization and depreciation expenses of $20.5 million and an increase in deferred revenue of $2.5 million.

Net cash used in investing activities was $16.7 million during the six month period ended June 30, 2000, compared with $352,000 used in the comparable period in 1999. Net cash used in the six month period ended June 30, 2000 consisted of net purchases of $15.6 million in short-term investments and purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We expect to invest approximately $2.0 million in fiscal year 2000 mainly for computer hardware and software, office furniture and equipment, and business systems upgrades. Our expectation regarding the amount of our investment in fiscal year 2000 for computer hardware and software, office furniture and equipment and leasehold improvements is a forward-looking statement.

Net cash provided by financing activities was $42.2 million during the six month period ended June 30, 2000, compared with $10.3 million in the comparable period in 1999. Net cash provided in the six month period ended June 30, 2000 consisted of a $81.2 net proceeds from our initial public offering and $1.1 million of net proceeds from common stock option activity, partly offset by payment of the $40.0 million principal outstanding under the notes issued in connection with the acquisition of Transcription.

On January 1, 2000, we acquired Transcription. In connection with the acquisition, we issued $40.0 million in promissory notes. Shortly after issuance of the notes, we repaid $5.0 million of the principal, leaving a balance of $35.0 million outstanding under the notes. The remaining principal amount, plus interest at 8.0% per annum, was payable in 16 equal quarterly payments of $2.2 million, plus interest commencing on April 1, 2000. In April 2000, we paid these notes in full with a portion for the net proceeds from our initial public offering completed in April 2000.

We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our OPC product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter. This lawsuit is in early stages of discovery and no trial date has been set.

We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in April 2000, together with existing cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. Our expectation regarding the growth of our operating expenses, the materiality of such expenses to our cash resources, the use of our cash resources to fund acquisitions or investments, the sufficiency of our existing cash resources to meet our working capital and capital expenditure requirements and our ability to raise additional financing are forward-looking statements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the fourth quarter of 2000 to comply with the guidelines in SAB 101. The impact of SAB 101 on our consolidated financial statements has not yet been determined.

In March 2000, the Financial Accounting Statements Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to terms of a previously fixed stock or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial positions or results of operations. Our expectation that FIN 44 will not have a material effect on our financial positions or results of operations is a forward-looking statement.

Factors Which May Affect Future Results

If the key markets within the semiconductor industry, especially semiconductor manufacturers, do not adopt our proprietary technologies and software products, we may be unable to generate sales of our products.

  The four key markets within the semiconductor industry are semiconductor manufacturing, semiconductor equipment, photomask and design. If these key markets do not adopt our proprietary technologies and software products, our product sales could decline. We design our technologies and products so that each key market within the semiconductor industry can work efficiently with the other markets. For example, if designers do not adopt our technologies and products, it will be more difficult for them to design semiconductors which are understood and processed efficiently by mask manufacturers that do adopt our technologies and products. In addition, we believe semiconductor manufacturers need to adopt our proprietary technologies and software products first in order to drive adoption by the other three markets. Semiconductor manufacturers define and develop the manufacturing process. While designers, mask manufacturers and equipment manufacturers are not required to adopt our technologies and products in order to work with semiconductor manufacturers that do adopt them, the efficiency of the entire manufacturing process is greatly diminished if they do not. If each key market of the semiconductor industry does not perceive our proprietary technologies and software products as the industry standard, our technologies and products could become less valuable and more difficult to license. Factors that may limit adoption of our subwavelength solution within the markets include:

     . our current and potential industry partners and customers may fail to adopt our technologies and products;

     . the semiconductor industry may not need subwavelength processes if there is a slowdown in semiconductor manufacturing or a decrease in the demand for smaller semiconductor feature sizes; and

     . the industry may develop alternative methods to produce subwavelength features with existing capital equipment due to a rapidly evolving market and the likely emergence of new technologies.

In order for potential industry partners and customers to adopt, and expend their own resources to implement, our technologies and products, we must expend significant marketing resources, with no guarantee of success.

     Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products, with no guarantee of success. Our sales and marketing expenses increased to $3.9 million in the six months ended June 30, 2000 from $1.8 in the six months ended June 30, 1999. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

     We only have a limited operating history on which you can base your evaluation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 56 employees as of June 30, 1999 to 120 employees as of June 30, 2000.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

     We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. We have not been profitable in any quarter, and our accumulated deficit was approximately $40.8 million as of June 30, 2000. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional noncash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     We may find it difficult to integrate personnel with disparate business backgrounds and combine two different corporate cultures. In addition, the process of combining our company with Transcription could interrupt the activities of either or both of the companies' businesses. It is possible that we will not be able to retain Transcription's key management, technical and sales personnel.

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

     We have only recently entered into many of our current partner relationships. These relationships may not continue or they may not be successful. We also may be unable to find additional suitable industry partners. To date, we have entered into agreements with industry partners, including:

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

     Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. The defense of these claims could divert management's attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features in our OPC product. Third parties have advised us of literature which they believe to be relevant to our patents. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of our present or future patents and/or result in costly litigation. In addition, we are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents, or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, a company could invite us to take a patent license. If we do not take the license, the requesting company could contact our industry partners or customers and suggest that they not use our software products because we are not licensed under their patents. This action by the requesting company could affect our relationships with these industry partners and customers and may prevent future industry partners and customers from licensing our software products. The intensely competitive nature of our industry and the important nature of our technologies to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature.

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

The market price of our common stock may be volatile and could decline.

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

     If we raise additional capital through the issuance of new securities, our stockholders will be subject to additional dilution. If we are unable to access the public markets in the future, or if our performance or prospects decreases, we may need to consummate a private placement or public offering of our capital stock. In addition, any new securities may have rights, preferences or privileges senior to those securities currently held by our stockholders.

Exercise of registration rights could adversely affect our stock price.

     If holders of registration rights exercise those rights, a large number of securities could be registered and sold in the public market, which could result in a decline in the price of our common stock. If we were to include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, our ability to raise needed capital could suffer. The holders of approximately 58.4% of our outstanding stock, are entitled to rights with respect to registration under the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issuer and type of instrument. We do not expect any material loss with respect to our investment portfolio. Our expectations regarding no material loses with respect to our investment portfolio is a forward-looking statement.


                          PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities
          ---------------------------------------

     From April 1, 2000 to June 30, 2000, we issued and sold the securities described below.

     1. On April 4, 2000, we issued and sold an aggregate of 20,625 shares of unregistered common stock to one employee and one consultant at a price of $1.00 per share, for aggregate cash consideration of $20,625. These shares were sold pursuant to the exercise of options granted by the board. As to the employee and the consultant of the registrant who was issued such securities, we relied upon Rule 701 of the Securities Act of 1933. Each such person purchased securities of ours pursuant to a written contract between such person and us. In addition, we met the conditions imposed under Rule 701(b).

     2. On April 4, 2000, we issued and sold an aggregate of 1,875 shares of unregistered common stock to one employee at a price of $12.00 per share, for aggregate cash consideration of $22,500. These shares were sold pursuant to the exercise of options granted by the board. We relied upon Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

     Appropriate legends were affixed to the share certificates issued in the transactions described above. All recipients had adequate access, through their relationships with us, to information about us.

     (d)  Use of Proceeds from Registered Securities
          ------------------------------------------

     In April 2000, we sold a total of 6,364,100 shares of common stock (the total amount registered) at $14.00 per share through our initial public offering pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on April 6, 2000 (333-95695). The initial public offering commenced on April 7, 2000 and the net proceeds, after underwriters' commission and fees and other costs of an estimated $7.9 million associated with the offering, totaled approximately $81.2 million.

     Since April 12, 2000 (the closing date of the Company's initial public offering), the Company has used an estimated $4.8 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $.8 million to purchase and install machinery and equipment, and $30.2 million to pay the balance of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription. The Company has placed approximately $45.4 million in short-term, interest-bearing, investment grade securities pending future use.

     No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits.

Item 16. Exhibits and Financial Statement Schedules

  (a) Exhibits

 2.1 Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*
 2.2 Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*
 3.2  Amended and Restated Certificate of Incorporation of registrant.*
 3.3  Bylaws of registrant.*
 4.1  Form of registrant's common stock certificate.*
 4.2 1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*
10.1 Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2  2000 Stock Plan and related agreements.*
10.3  1997 Stock Plan and related agreements.*
10.4  2000 Employee Stock Purchase Plan and related agreements.*
10.5 Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*
10.6 Lease Agreement, dated May 10, 1990, between Transcription Enterprises, Inc. and Los Gatos Business Park.*
10.7 Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*
10.8 Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*
10.9 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*
10.10 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*
10.11 Stock Option Agreement--Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*
10.12 Stock Option Agreement--Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*
10.13 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*
10.14 Stock Option Agreement--Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*
10.15 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*
10.16 Stock Option Agreement--Early Exercise, dated February 3, 1999, by and between the registrant and Lars Herlitz.*
10.17 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Lars Herlitz.*
10.18 Stock Option Agreement--Early Exercise, dated November 17, 1999, by and between the registrant and John Traub.*
10.19 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and John Traub.*
10.20 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*
10.21 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+
10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
10.25 License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*#
10.26 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
10.27 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.28 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*
10.31 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*
10.32 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*
10.33 Amendment No. 1 to Lars Herlitz' Stock Option Agreements dated February 3, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Lars Herlitz.*
10.34 Amendment No. 1 to Atul Sharan's Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*
10.35 Amendment No. 1 to John Traub's Stock Option Agreements dated November 17, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and John Traub.*
10.36 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*
10.37 PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+
10.38 License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+
27.1  Financial Data Schedule.

* Incorporated by reference to registration statement on Form S-1 (333-95695) as declared effective by the Securities and Exchange Commission on April 6, 2000.

** Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2000.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

# While portions of this agreement were previously inadvertently filed, management has deemed that this agreement is not material.

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by us during the quarter ending June 30, 2000.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated July 28, 2000,     NUMERICAL TECHNOLOGIES, INC.

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