Form 10-Q
period 2000-09-30
NUMERICAL TECHNOLOGIES INC
filed 2000-11-14
CIK 1091226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 The number of shares outstanding of the registrant's Common Stock, par value
           $0.0001 per share, as of October 31, 2000 was 30,117,852

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                         NUMERICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                       September 30,    December 31,
                                                           2000             1999
                                                       -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  25,410    $  13,486
  Short-term investments                                    28,376         --
  Accounts receivable                                        5,206        1,819
  Prepaid and other                                          1,486          394
                                                         ---------    ---------
        Total current assets                                60,478       15,699

Property and equipment, net                                  2,594        1,613
Acquired intangibles, net                                   72,374         --
Other assets                                                   247          293
                                                         ---------    ---------
                                                         $ 135,693    $  17,605
                                                         =========    =========
LIABILITIES
Current liabilities:
  Accounts payable                                       $   3,925    $     613
  Accrued expenses                                           4,338        1,945
  Deferred revenue                                           6,061        2,642
                                                         ---------    ---------
        Total current liabilities                           14,324        5,200
                                                         ---------    ---------


Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
    Authorized: 5,000 and 12,253 shares in
    2000 and 1999, respectively,
    Issued and outstanding: 0 and 8,103 shares in
         2000 and 1999, respectively                          --              1
Common stock, $0.0001 par value:
    Authorized: 100,000 and 30,000 shares in
    2000 and 1999, respectively,
    Issued and outstanding: 30,084 and 9,570 shares in
         2000 and 1999, respectively                             3            1
Additional paid in capital                                 198,953       50,100
Receivable from stockholders                                (4,083)        (315)
Deferred stock compensation                                (22,773)     (21,220)
Accumulated deficit                                        (50,731)     (16,162)
                                                         ---------    ---------
        Total stockholders' equity                         121,369       12,405
                                                         ---------    ---------
                                                         $ 135,693    $  17,605
                                                         =========    =========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                Three months ended      Nine months ended
                                                   September 30,           September 30,
                                                  2000       1999         2000       1999
                                                --------   --------     --------   --------
Revenue                                         $  6,636   $    635     $ 14,834   $  3,616
                                                --------   --------     --------   --------
Costs and expenses:
    Cost of revenue                                   591          70       1,221         133
    Research and development                        3,386       1,309       9,235       2,976
    Sales and marketing                             2,432       1,014       6,364       2,829
    General and administrative                      1,277         322       3,366         760
    Depreciation and amortization                   4,811         109      14,571         248
    Amortization of deferred
     stock compensation(*)                          4,865         909      15,606       2,057
                                                 --------    --------    --------    --------
           Total costs and expenses                17,362       3,733      50,363       9,003
                                                 --------    --------    --------    --------

Loss from operations                              (10,726)     (3,098)    (35,529)     (5,387)

Interest expense                                     --          --          (893)       --
Interest income                                       942         142       1,960         209
                                                 --------    --------    --------    --------
Loss before provision for income taxes             (9,784)     (2,956)    (34,462)     (5,178)

Provision for income taxes                            107        --           107        --
                                                 --------    --------    --------    --------
Net loss                                         $ (9,891)   $ (2,956)   $(34,569)   $ (5,178)
                                                 ========    ========    ========    ========

Net loss per common share, basic and diluted     $  (0.37)   $  (0.41)   $  (1.80)   $  (0.77)
                                                 ========    ========    ========    ========
Weighted average common shares outstanding,
         basic and diluted                         26,382       7,195      19,625       6,762
                                                 ========    ========    ========    ========

(*)Amortization of deferred stock compensation
   Cost of sales                                 $    364    $     27    $    789    $     61
   Research and development                         2,094         418       7,098         947
   Sales and marketing                              1,172         329       3,758         744
   General and administrative                       1,235         135       3,961         305
                                                 --------    --------    --------    --------
                                                 $  4,865    $    909    $ 15,606    $  2,057
                                                 ========    ========    ========    ========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                           For the Nine months Ended
                                                                                 September 30,
                                                                           -------------------------
                                                                              2000         1999
                                                                              ----         ----
Cash flows from operating activities:
   Net loss                                                                  $(34,569)   $ (5,178)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation                                                                 767         248
     Amortization of deferred stock compensation                               15,606       2,057
     Amortization of acquired intangibles                                      13,803        --
   Changes in assets and liabilities:
     Accounts receivable                                                         (518)       (767)
     Prepaid and other                                                           (919)       (154)
     Other assets                                                                  46        (298)
     Accounts payable                                                           1,254         (77)
     Accrued expenses                                                           1,730         184
     Deferred revenue                                                           1,925         164
                                                                             --------    --------
         Net cash used in operating activities                                   (875)     (3,821)
                                                                             --------    --------

Cash flows from investing activities:
   Purchase of short-term investments                                         (28,376)         --
   Purchase of property and equipment                                          (1,481)       (920)
                                                                             --------    --------
         Net cash used in investing activities                                (29,857)       (920)
                                                                             --------    --------

Cash flows from financing activities:

   Proceeds from Initial public offering                                       81,161          --
   Repayment on notes payable                                                 (40,000)         --
   Cash received in acquisition                                                   449
   Proceeds from issuance of preferred stock                                       --      13,425
   Proceeds from exercise of common stock options                               1,144         272
   Repurchase of common stock                                                    (101)        (11)
   Repayment of notes receivable for common stock                                   3          --
                                                                             --------    --------
         Net cash provided by financing activities                             42,656      13,686
                                                                             --------    --------

Net increase in cash and cash equivalents                                      11,924       8,945

Cash and cash equivalents at beginning of period                               13,486       4,973
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 25,410    $ 13,918
                                                                             ========    ========

Supplemental disclosure of cash flow information:
   Stockholder notes receivable exchanged for common stock                      3,771         --
                                                                             ========    ========
   Interest paid                                                                  893         --
                                                                             ========    ========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

     The unaudited condensed consolidated financial statements have been prepared by Numerical Technologies, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999 and 1998, included in our Registration Statement Form S-1, dated April 7, 2000, as declared effective by the Securities and Exchange Commission on April 6, 2000. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which will end on December 31, 2000.

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

     Had the acquisition of Transcription occurred on January 1, 1999, pro forma combined revenues would have been $4,069,000 and $11,130,000 for the three months and nine months ended September 30, 1999, after giving effect to reduction of combined revenue related to deferred revenues on Transcription contracts. Pro forma net loss would have been $5,926,000 or $(0.82) per share and $16,592,000 or $(2.45) per share for the three months and nine months ended September 30, 1999. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and interest expense related to the acquisition of Transcription as if the transaction occurred on January 1, 1999.

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

     Net loss per share for the nine months ended September 30, 2000 include a non-cash preferred stock dividend of approximately $778,000 related to the beneficial conversion of warrants exercised in April 2000.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     For the periods presented, there were no elements of comprehensive income
(loss), except for the net losses.

NOTE 5 - OPERATING SEGMENTS

     For purposes of segments reporting in accordance with SFAS No. 131, the Company has determined that it operates in one industry segment.

     The following is a summary of the Company's revenue attributed to the geographic regions in which the technology and services are delivered (in thousands):

                     Three Months Ended   Nine Months Ended
                     September 30,        September 30,
                     2000       1999      2000       1999
                     ----       ----      ----       ----


     North America   $ 3,353   $   232   $ 8,412   $ 2,835
     Asia              2,693       403     5,000       595
     Europe              527      --       1,236       186
     Other                63      --         186         -
                     -------   -------   -------   -------
                     $ 6,636   $   635   $14,834   $ 3,616
                     =======   =======   =======   =======

NOTE 6 - LITIGATION

     We are subject to various legal proceedings and claims, asserted and unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our optical proximity correction, or OPC, product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income for the period in which the ruling occurs and thereafter. The parties have stipulated to a number of delays to the litigation and no trial date has been set.

NOTE 7 - INITIAL PUBLIC OFFERING

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

NOTE 8 - SUBSEQUENT EVENT

     On October 27, 2000, we acquired all the outstanding capitals of Cadabra Design Automation Inc. ("Cadabra"), a Nova Scotia limited liability company. Under the terms of the acquisition, we issued approximately 3,170,000 shares and options of our common stock in exchange for all of the outstanding options and capital stock of Cadabra. The stock issued and the options assumed had an aggregate fair market value of approximately $103 million (including acquisition costs of approximately $2.7 million), which is expected to be allocated as follows (in thousands):

     Net tangible assets..............................    $  1,500
     In process research and development..............       1,630
     Developed technology.............................         660
     Customer base....................................       5,040
     Covenants not to compete.........................       2,290
     Work force.......................................       1,800
     Deferred Compensation............................      12,600
     Goodwill.........................................      77,480
                                                          --------
                                                          $103,000
                                                          ========

     The acquisition of Cadabra is being accounted for as a purchase. The estimated purchase price will be allocated to the identifiable assets acquired and the liabilities assumed based upon net book value which approximated fair market value on the acquisition date. The net tangible assets consist primarily of cash and cash equivalents offset by assumed liabilities of approximately $2.1 million. Because the in-process technology had not reached the stage of technology feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The excess amount of the purchase price over the fair market value of net tangible assets, the developed technology, the trade name and the covenant-not-to-compete is accounted for as goodwill. Acquired intangible assets will be amortized over the estimated useful lives. Preliminary estimates of useful lives for the intangible assets range from 2-4 years. Deferred Compensation will be amortized over the remaining vested periods of 0-4 years on an accelerated basis using the multiple options model, resulting in higher compensation charges in earlier periods. The valuation for the intangible assets is being determined using management's assumptions and an independent appraiser.

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

On October 27, 2000, we completed the acquisition of Cadabra Design Automation Inc. ("Cadabra"), a Nova Scotia limited liability company. Cadabra is a developer of automated cell creation technology for the semiconductor industry. Under the terms of the acquisition, we issued approximately 3,170,000 shares and options to purchase our common stock for all of the outstanding stock and options of Cadabra. The stock issued and the options assumed had an aggregate fair market value of approximately $103 million. The acquisition will be accounted for under the purchase method of accounting and accordingly the purchase price will be allocated to the acquired assets, in-process technology, which had not yet reached the stage of technical feasibility, goodwill and other intangibles and recorded in the fourth quarter of 2000. A one-time non-cash charge for in-process research and development, non-cash charges for deferred compensation and the amortization of goodwill and other intangibles will be recorded in the fourth quarter of 2000. These charges will have a negative impact on earnings.

In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds, after underwriters' commission and fees and other costs associated with the offering, totaled approximately $81.2 million. In April 2000, we paid the balance of principal and accrued interest under the notes payables issued in connection with our January 2000 acquisition of Transcription Enterprises Ltd., a California limited liability company with a portion of the net proceeds. The remaining proceeds have been and will continue to be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

Results of Operations

     Revenue. Revenue was $6.6 million and $14.8 million for the three months and nine months ended September 30, 2000 compared to $635,000 and $3.6 million for the same periods in 1999, representing increases of 945% and 310% for the respective periods. These increases were primarily attributable to the continued adoption of our total solution by companies throughout the design-to-silicon flow, which was aided by our acquisition of Transcription in January 2000, as evidenced by an increase in our customer base.
     The breakdown of revenues by geographic regions in which the technology and services are delivered as a percentage of total revenue is as follows:

                               Three months ended      Nine months ended
                                  September 30,          September 30,
                               2000      1999           2000       1999
                               ----      ----           ----       ----
        North America           51%       37%            57%        78%
        Asia                    40        63             34         17
        Europe                   8        --              8          5
        Other                    1        --              1         --
                               ---       ---            ---        ---
                               100%      100%           100%       100%
                               ===       ===            ===        ===
Costs and Expenses

     Cost of revenue. Cost of revenue was $591,000 and $1.2 million for the three months and nine months ended September 30, 2000 compared to $70,000 and $133,000 for the same periods in 1999. The increases were primarily due to increased cost for engineers associated with maintenance and technical services, which resulted from an increased customer base related to our acquisition of Transcription in January 2000. In addition, cost of revenue increased as a result of royalties paid to third parties in the nine months ended September 30, 2000 whereas no royalties were paid in the comparable nine-month period in 1999. As a percent of revenue, cost of revenue was 9% and 8% for the three months and nine months ended September 30, 2000 compared to 11% and 4% for the same periods in 1999. We anticipate that cost of revenues will increase in dollar amount as we support our increasing number of industry partners and customers and assist our research and development licensees to transition into production. Our expectation of increasing cost of revenue is a forward-looking statement.

     Research and development. Research and development expenses were $3.4 million and $9.2 million for the three months and nine months ended September 30, 2000 compared to $1.3 million and $3.0 million for the same periods in 1999. These increases were primarily due to increased costs associated with additional personnel in our expanding research and development efforts, and to a lesser degree to cost of personnel added as a result of our acquisition of Transcription. Legal costs associated with increased intellectual property activities also contributed to these increases. As a percent of revenues, research and development expenses were 51% and 62% for the three months and nine months ended September 30, 2000 compared to 206% and

82% for the same periods in 1999. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our expectation regarding research and development expenses increasing, but declining as a percentage of revenue, is a forward-looking statement.

     Sales and marketing. Sales and marketing expenses were $2.4 million and $6.4 million for the three months and nine months ended September 30, 2000 compared to $1.0 million and $2.8 million for the same periods in 1999. These increases were primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and to a lesser degree to cost of personnel added as a result of our acquisition of Transcription. As a percent of revenues, sales and marketing expenses decreased to 37% and 43% for the three months and nine months ended September 30, 2000 compared to 160% and 78% for the same periods in 1999. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our expectation regarding sales and marketing expenses increasing, but declining as a percentage of revenue, is a forward-looking statement.

General and administrative. General and administrative expenses were $1.3 million and $3.4 million for the three months and nine months ended September 30, 2000 compared to $322,000 and $760,000 for the same periods in 1999. These increases were primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree to cost of personnel added as a result of our acquisition of Transcription. As a percent of revenues, General and administrative expenses were 19% and 23% for the three months and nine months ended September 30, 2000 compared to 51% and 21% for the same periods in 1999. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in long term. Our expectation regarding general and administrative expenses increasing, but decreasing as a percentage of revenue, is a forward-looking statement.

Depreciation and amortization. Depreciation and amortization expenses were $4.8 million and $14.6 million for the three months and nine months ended September 30, 2000 compared to $109,000 and $248,000 for the same periods in 1999. These increases were primarily the result of amortization of acquired intangibles associated with the acquisition of Transcription in January 2000.

Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $4.9 million and $15.6 million for the three months and nine months ended September 30, 2000 compared to $909,000 and $2.1 million for the same periods in 1999. We are amortizing these amounts over the vesting periods of the individual options, using the multiple option method.

Interest expense. Interest expense was $0 and $893,000 for the three months and nine months ended September 30, 2000 compared to $0 for the same periods in 1999. Interest expense relates to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

Interest income. Interest income was $942,000 and $2.0 million for the three months and nine months ended September 30, 2000 compared to $142,000 and $209,000 for the same periods in 1999. The increase was primarily due to higher average cash and short-term investment balances as a result of proceeds from our initial public offering in April 2000.

Provision for income taxes. Provision for income taxes was $107,000 for both the three months and nine months ended September 30, 2000 compared to $0 for the same periods in 1999. The increase was due to provisions for foreign taxes associated with foreign subsidiaries established in the current period as well as withholding taxes from foreign customers.

Liquidity and Capital Resources

As of September 30, 2000, we had cash and cash equivalents and short-term investments of $53.8 million, including restricted cash of $204,000 related to a certificate of deposit required as collateral for a letter of credit. As of the same date, we had working capital of $46.2 million, including deferred revenue of $6.1 million. Deferred revenue represents the excess of amount billed from licensees over revenue recognized on license and maintenance contracts.

Net cash used in operating activities was $875,000 during the nine month period ended September 30, 2000, compared with $3.8 million used in the comparable period in 1999. Net cash used in the nine month period ended September 30, 2000 primarily reflects a net loss of $34.6 million, offset by amortization and depreciation expenses of $30.2 million and increases in deferred revenue of $1.9 million, accrued expenses of $1.7 million and accounts payable of $1.3 million.

Net cash used in investing activities was $29.9 million during the nine month period ended September 30, 2000, compared with $920,000 used in the comparable period in 1999. Net cash used in the nine month period ended September 30, 2000 consisted of net purchases of $28.4 million in short-term investments and purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We expect to invest an additional amount of approximately $1.0 million in 2000 primarily for computer hardware and software, office furniture and equipment, and business systems upgrades. Our expectation regarding the amount of such investments in fiscal year 2000 is a forward-looking statement.

Net cash provided by financing activities was $42.7 million during the nine month period ended September 30, 2000, compared with $13.7 million in the comparable period in 1999. Net cash provided in the nine month period ended September 30, 2000 primarily consisted of a $81.2 net proceeds from our initial public offering and $1.1 million of net proceeds from common stock option activity, partly offset by the payment of the $40.0 million principal outstanding under the notes issued in connection with the acquisition of Transcription described below.

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

     We are subject to various legal proceedings and claims, asserted and unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features of our OPC product. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter. The parties have stipulated to a number of delays to the litigation and no trial date has been set.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

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

In March 2000, the Financial Accounting Statements Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to terms of a previously fixed stock or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on our financial positions or results of operations.

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

     Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $6.4 million in the nine months ended September 30, 2000 from $2.8 in the nine months ended September 30, 1999, but we can give no assurance that our marketing efforts will succeed. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

     We only have a limited operating history on which you can base your evaluation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 56 employees as of September 30, 1999 to 123 employees as of September 30, 2000.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

     We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. We have not been profitable in any quarter, and our accumulated deficit was approximately $50.7 million as of September 30, 2000. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional noncash charges relating to amortization of intangibles and deferred stock compensation. For example, as a result of our acquisition of Cadabra design Automation in October 2000 we will incur additional non cash charges relating to amortization of intangibles and deferred stock compensation beginning in the fourth quarter of 2000 and a one time non cash charge in the forth quarter of 2000 relating to in process research and development. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We acquired Transcription Enterprises Limited and Cadabra Design Automation Inc. If we are not successful in integrating Transcription's and Cadabra's products and operations with ours, our revenue and operating results could decline.

     Our acquisitions of Transcription Enterprises Limited and Cadabra Design Automation Inc. will only be successful if we are able to integrate their operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. If we encounter any difficulties in the transition process, the revenue and operating results of the combined company could decline. We must successfully integrate Transcription's and Cadabra's products with ours. We must also coordinate our research and development and sales and marketing efforts to realize the technological benefits of these combinations.

     We may find it difficult to integrate personnel with disparate business backgrounds and combine different corporate cultures. In addition, the process of combining our company with Transcription and Cadabra could interrupt the activities of any or all of the companies' businesses. It is possible that we will not be able to retain Transcription's and Cadabra's key management, technical and sales personnel.

     In addition, the acquisition of Transcription and Cadabra could cause our industry partners and customers to be uncertain about our ability to support the combined companies' products and the direction of the combined companies' product development efforts. As a result, they may delay or cancel product orders, which could significantly decrease our revenue and limit our ability to implement our combined business strategy.

Our acquisition of Transcription may increase the focus of the semiconductor industry on the manufacturing data preparation market, which could lead to a rapid and substantial increase in competition.

     Our acquisition of Transcription may increase the semiconductor industry's awareness of the market for manufacturing data preparation software, which could lead to a substantial increase in the number of start-up companies that focus on software solutions for data preparation. Manufacturing data preparation software translates semiconductor designs into instructions that control manufacturing equipment. Potential competitors could pursue and execute partnership agreements with key industry partners we intend to pursue, which could make it difficult or impossible for us to develop relationships with these potential industry partners. In addition, some of our current competitors may increase their own research and development budgets relating to data preparation, or may more aggressively market competing solutions.

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

The accounting rules regarding revenue recognition may cause fluctuations in our revenue independent of our booking and backlog position.

     The accounting rules we are required to follow require us to recognize revenue only when certain criteria are met. Orders for software support and professional services yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. The specific terms agreed to with a customer and or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenue in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenue for products to be used over multiple years. As a result, for a given quarter it is possible for us to fall short in our revenue and/or earnings plan even whole orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan even though orders are under plan, because of revenue produced by backlog and deferred revenue.

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

     We have grown rapidly and will need to continue to grow in all areas of operation. If we are unable to successfully integrate and support our existing and new employees, including those employees added as a result of our acquisition of Transcription and Cadabra, into our operations, we may be unable to implement our business strategy in the time frame we anticipate, or at all. Due to our rapid growth in headcount, we outgrew our principal office facilities earlier than we expected. As a result, we relocated to San Jose, California and may need to relocate to a larger facility in the future, which could be difficult in the very competitive Silicon Valley office leasing market. In addition, building and managing the support necessary for our growth places significant demands on our management as well as our limited revenue. These demands have, and may continue to, divert these resources away from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our technical support personnel, to adequately, and accurately, respond to and support our industry partners and customers. If we fail to do this, it could lead to dissatisfaction among our partners or customers, which could slow our growth.

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

Our chief executive officer and chief technology officer, as well as the co-founders of Transcription and the key executive officers of Cadabra, are critical to our business and they may not remain with us in the future.

Our future success will depend to a significant extent on the continued services of Y. C. (Buno) Pati, our President and Chief Executive Officer; Yao-Ting Wang, our Chief Technology Officer; Roger Sturgeon, one of our directors and a senior executive of Transcription; Kevin MacLean, Vice President and General Manager of Transcription; Faysal Sohail, a senior vice president of the Company and President of Cadabra; and Martin Lefebrve a member of the Company's Office of Chief Technology Officer and senior executive of Cadabra. If we lose the services of any of these key executives, it could slow our product development processes and searching for their replacements could divert our other senior management's time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

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

     We derive a significant portion of our revenue from international sales. In addition, as a result of our acquisition of Cadabra in October 2000, 46 of our employee are located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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

If we raise additional capital or make acquisitions through the issuance of new securities, you will incur additional dilution.

     If we raise additional capital or pay for acquisitions through the issuance of new securities, our stockholders will be subject to additional dilution. If we are unable to access the public markets in the future, or if our performance or prospects decreases, we may need to consummate a private placement or public offering of our capital stock. In addition, any new securities may have rights, preferences or privileges senior to those securities currently held by our stockholders.

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

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c) Recent Sales of Unregistered Securities
         ---------------------------------------

     From July 1, 2000 to October 31, 2000, we issued and sold the securities described below.

     1. On August 16, 2000, we issued and sold an aggregate of 1,250 shares of unregistered common stock to an employee at a price of $4.00 per share, for aggregate cash consideration of $5,000. These shares were sold pursuant to the exercise of options granted by the board. As to the employee of the registrant who was issued such securities, we relied upon Rule 701 of the Securities Act of 1933. Such person purchased securities of ours pursuant to a written contract between such person and us. In addition, we met the conditions imposed under Rule 701(b).

     2. On October 27, 2000, pursuant to the Agreement and Plan of Amalgamation, dated as of September 5, 2000 (the "Amalgamation Agreement"), by and among the Company, Numerical Nova Scotia Company, Numerical Acquisition Limited ("Amalgamation Sub"), Cadabra Design Automation Inc. ("Cadabra"), 3047725 Nova Scotia Limited ("ML Holdco"), Martin Lefebvre and Faysal Sohail, Amalgamation Sub, Cadabra and ML Holdco were amalgamated (the "Amalgamation") to form a new Nova Scotia limited liability company ("Amalco"). In connection with the Amalgamation, Amalco issued 2,641,328 shares of capital stock (the "Exchangeable Shares") that are exchangeable at the direction of the holder on a one-for-one basis into shares of the Company's common stock. If any holder of Exchangeable Shares has not exercised his or her exchange rights by October 27, 2005, or on such date when there are fewer than 396,199 Exchangeable Shares outstanding, all outstanding Exchangeable Shares will automatically be converted into the Company's common stock. We have reserved 2,641,328 shares of the Company's common stock for exchange by the holders of the Exchangeable Shares.

     3. On October 27, 2000, we also issued 30,000 shares of unregistered common stock of the Company to Faysal Sohail, President of Cadabra and a Senior Vice President of the Company, pursuant to the terms of the Amalgamation. The Company is obligated to file a registration statement on Form S-3 covering these shares as soon as is practicable after the Company becomes eligible to use Form S-3.

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

         Since April 12, 2000 (the closing date of the Company's initial public offering), the Company has used an estimated $11.7 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $1.2 million to purchase and install machinery and equipment, and $30.2 million to pay the balance of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription. The Company has placed approximately $38.1 million in short-term, interest-bearing, investment grade securities pending future use.

         No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Item 16. Exhibits and Financial Statement Schedules

     (a) Exhibits

     2.1 Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*

     2.2 Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*
     2.3 Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia Company, Numerical Acquisition Limited, 3047725 Nova Scotia Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Faysal Sohail.
           ***
     3.2   Amended and Restated Certificate of Incorporation of registrant.*
     3.3   Bylaws of registrant.*
     4.1   Form of registrant's common stock certificate.*
     4.2 1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*
     10.1 Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
     10.2  2000 Stock Plan and related agreements.*
     10.3  1997 Stock Plan and related agreements.*
     10.4  2000 Employee Stock Purchase Plan and related agreements.*
     10.5 Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*
     10.6 Lease Agreement, dated May 10, 1990, between Transcription Enterprises, Inc. and Los Gatos Business Park.*
     10.7 Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*
     10.8 Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*
     10.9 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*
     10.10 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*
     10.11 Stock Option Agreement--Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*
     10.12 Stock Option Agreement--Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*
     10.13 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*
     10.14 Stock Option Agreement--Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*
     10.15 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*
     10.16 Stock Option Agreement--Early Exercise, dated February 3, 1999, by and between the registrant and Lars Herlitz.*
     10.17 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Lars Herlitz.*
     10.18 Stock Option Agreement--Early Exercise, dated November 17, 1999, by and between the registrant and John Traub.*
     10.19 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and John Traub.*
     10.20 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*
     10.21 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+
     10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
     10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
     10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
     10.25 License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*#
     10.26 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
     10.27 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
     10.28 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
     10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
     10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

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

*** Incorporated by reference to the current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.

+    Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

#    While portions of this agreement were previously inadvertently filed, management has deemed that this agreement is not material.

     (b) Reports on Form 8-K

         Current Report on Form 8-K filed by the Company on September 15, 2000, relating to the Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among the Company, Numerical Nova Scotia Company, Numerical Acquisition Limited, ("Amalgamation Sub"), 3047725 Nova Scotia Limited ("ML Holdco"), Cadabra Design Automation Inc., ("Cadabra"), Martin Lefebvre, and Faysal Sohail, which provides for the amalgamation of Amalgamation Sub, Cadabra and ML Holdco to form a new Nova Scotia company that would be an indirect subsidiary of the Company.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 13, 2000,   NUMERICAL TECHNOLOGIES, INC.

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