Form 10-K405
period 2000-12-31
NUMERICAL TECHNOLOGIES INC
filed 2001-03-27
CIK 1091226

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                       Commission file number: 000-30005

                               ----------------

                         NUMERICAL TECHNOLOGIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                94-3232104
 (State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)               Identification Number)

           70 West Plumeria Drive
            San Jose, California                                 95134-2134
  (Address of Principal Executive Offices)                       (Zip Code)

              Registrant's Telephone Number, Including Area Code:
                                (408) 919-1910

          Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $0.0001 per share.

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 1, 2001: $319,722,632

   Number of shares outstanding of the registrant's common stock, $0.0001 par value, as of March 1, 2001: 32,921,337

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for Numerical Technologies, Inc.'s Annual Meeting of Stockholders to be held on June 13, 2001 are incorporated by reference into Part III of this Form 10-K.

   Certain exhibits filed in connection with Numerical Technologies, Inc.'s Registration Statement on Form S-1, dated April 6, 2000, are incorporated by reference into Part IV of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Numerical Technologies, Inc. and its subsidiaries (collectively, "Numerical", except as otherwise set forth herein), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Numerical's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including without limitation those discussed in the section entitled "Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations--Trends, Risks and Uncertainties". These and many other factors could affect Numerical's future financial and operating results, and could cause actual results to differ materially from current expectations.

                                    PART I

Item 1: Business

   We are a leading commercial provider of proprietary technologies and software products that enable the design and manufacture of subwavelength semiconductors. We offer a comprehensive solution that enables the production of smaller, faster and cheaper semiconductors using existing equipment. This solution enables our customers and industry partners to realize increased return-on-investment, and deliver new high-performance semiconductors more quickly.

   Our patented phase-shifting technology, combined with our proprietary optical proximity correction ("OPC") and process modeling technologies form the foundation of our subwavelength solution. Our comprehensive subwavelength solution integrates these technologies into each key stage of semiconductor manufacturing to form an integrated design-to-silicon flow. We believe that our technology leadership and relationships with leading companies within the semiconductor industry will drive the adoption of our solutions as the industry standard.

   We have currently licensed our proprietary technologies for production use to Motorola, Texas Instruments and United Microelectronics Corporation ("UMC"). MIT Lincoln Laboratories ("MIT"), a research facility, has demonstrated the future potential of our proprietary technologies by producing 0.025-micron features. Our other industry partners and customers include Applied Materials, KLA-Tencor, Canon, Nikon, DuPont Photomask, Dai Nippon Printing, Photronics, Cadence and Taiwan Semiconductor Manufacturing Company ("TSMC").

Industry Background

   Businesses and individuals increasingly rely on electronic products and systems powered by semiconductors. These products and systems include desktop and portable personal computers, mobile phones, Internet appliances, video game consoles, and high-speed networking and communications products that serve as the backbone of the Internet. Growing recognition of the benefits of advances in electronics, including enhanced productivity and communications capability, drives demand for higher performance, lower cost, smaller and more power efficient products with greater functionality. To meet this demand, manufacturers of electronic products and systems require an increasing supply of faster, cheaper and more power efficient semiconductors. The Semiconductor Industry Association estimated, in its June 2000 report, that the worldwide market for semiconductors will grow from $195 billion in 2000 to $312 billion in 2003, or 60%. Delivering these advanced semiconductors will require rapid advances in integrated circuit ("IC") design and manufacturing technologies.

 The Historical March to Smaller Feature Sizes and Systems-on-a-Chip

   The ability to produce advanced ICs depends on developing technology that enables the design and manufacture of semiconductors with smaller feature sizes. A semiconductor's "feature size" relates to the size of circuit components in the device and is measured in microns, or millionths of a meter. Advanced semiconductors today have feature sizes of 0.10 to 0.18 micron. To illustrate how small these features are, when placed side by side, one thousand 0.10 micron transistors can fit within the width of a single human hair. Smaller feature sizes significantly increase performance while decreasing the size, cost and power consumption of semiconductors. Smaller feature sizes also allow multiple components, such as microprocessors, memory, analog components and digital signal processors, to be integrated into a single semiconductor.

   The resulting complex semiconductor, commonly referred to as system-on-a-chip, offers significant performance, cost, power and reliability benefits over systems that require multiple semiconductors to perform the same tasks.

   Advances in semiconductor design and manufacturing technologies enabled reductions in feature sizes from 3.0 micron in 1980 to 0.13 micron and smaller in today's advanced production fabrication facilities. These advances led to significant improvements in electronic systems and products. For example, today's cellular phones compared to those of a few years ago have a battery life of days instead of hours, weigh ounces instead of pounds and can be produced at a fraction of the price. In addition, today's cellular phones have many times the computing power of the most advanced personal computer in 1980.

   To date, the semiconductor industry relied upon advances in semiconductor equipment to produce smaller feature sizes on semiconductors. However, to fully realize the benefits of smaller feature sizes, significant advances have also been required in each of the following key stages of the semiconductor design-to-silicon flow:

  . Semiconductor Design Tools. A variety of complex software programs used to design, simulate and verify semiconductor designs.

  . Photomasks. Templates used to transfer images of electronic circuits to silicon wafers.

  . Semiconductor Equipment. Sophisticated equipment used to manufacture semiconductors.

  . Semiconductor Manufacturing. Complex processes required to create semiconductors on silicon.

   Historically, leading semiconductor companies designed, manufactured and tested their semiconductors in their own facilities using internally developed tools. The growing complexity of the design and manufacturing processes and the escalating cost of manufacturing facilities resulted in a disaggregation of the semiconductor industry into companies separately focusing on each individual stage of the design-to-silicon flow. This disaggregation is fueling the rapid growth of "fabless" semiconductor companies, which do not own or operate their own semiconductor fabrication facilities, design tool vendors, semiconductor equipment manufacturers and third-party semiconductor manufacturers, or foundries. Each of these industry markets faces significant challenges as feature sizes continue to decrease.

 The Subwavelength Challenge

   Semiconductor manufacturing equipment transmits light at a specific wavelength through a photomask to create images of IC patterns on a semiconductor. This process is referred to as photolithography or optical lithography. At feature sizes below 0.25 micron, the semiconductor industry reached a critical technology transition. At and above 0.25 micron, the wavelength of light used is smaller than the IC features. However, at 0.18 micron and below, the wavelength of light used in production semiconductor manufacturing equipment is significantly larger than the IC features, resulting in image quality that degrades rapidly. This is like trying to paint a one-inch line with a four-inch paint brush. This growing disparity between feature sizes and wavelength of light is referred to as the "subwavelength gap." As a result, manufacturers in the industry cannot produce semiconductors with feature sizes of 0.18 micron and smaller with acceptable yield levels using traditional technologies. Furthermore, as the demand for reduced feature sizes continues to outpace the reduction in wavelengths used by available equipment, this subwavelength gap will widen.

                             [GRAPH APPEARS HERE]

   In its 2000 International Technology Roadmap, the Semiconductor Industry Association predicted that the semiconductor industry would introduce microprocessors with 0.10 micron feature sizes for semiconductors by the end of 2001 and 0.10 micron random access memory chips, or DRAM, by the end of 2005. Advances in manufacturing equipment technology alone can no longer enable the progression to smaller feature sizes and we do not expect alternative non-optical manufacturing processes to be commercially viable for many years. As a result, the semiconductor industry must develop and integrate new subwavelength solutions into all aspects of the design-to-silicon flow.

Our Solution

   We are a leading commercial provider of proprietary technologies and software products that enable the design and manufacture of subwavelength semiconductors using existing design tools and semiconductor equipment. We have accelerated the semiconductor technology roadmap by at least two years, enabling the production of semiconductors with feature sizes of 0.09 micron. Our comprehensive solution addresses each key stage of the design-to-silicon flow, including physical design, design verification, manufacturing data preparation, photomask manufacturing inspection and photolithography. By offering a subwavelength solution that is used in every stage of the semiconductor design and manufacturing process, we integrate the entire design-to-silicon flow for subwavelength ICs.

                           [FLOW CHART APPEARS HERE]

   Our patented phase shifting and proprietary OPC and process modeling technologies serve as the foundation for our subwavelength solution. Our subwavelength solution leverages our expertise in semiconductor and photomask manufacturing processes, semiconductor equipment, IC design, software development and subwavelength technologies.

   Our proprietary technologies and software products are designed to offer the following key benefits:

   Proven Path to Smaller, Faster, Cheaper and Power Efficient Devices. Our industry partners and customers demonstrate the success of our proprietary technologies and software products. For example, Motorola used our phase shifting technology and software to enable its 0.18 micron wafer fabrication facilities to produce 0.10 micron features. In December 2000, UMC licensed our patented phase shifting technology in order to deliver 0.07 micron features on their 0.13 micron process. Further, in May 2000, MIT, a research facility, demonstrated the future potential of our technologies and products by successfully creating 0.025 micron features. MIT used our phase shifting technology and standard 0.25 micron semiconductor manufacturing equipment.

   Accelerate Time to Market. In today's economy, semiconductor manufacturers can achieve a significant market advantage by being the first to introduce more advanced semiconductors. Introducing next generation semiconductors has historically required the semiconductor industry to install new equipment or to construct new manufacturing facilities, which may take up to three years to complete. Our phase shifting technology and software products enable companies to use existing equipment to produce smaller, faster and more power efficient semiconductors, thereby enabling them to introduce new products more rapidly.

   Increase Return on Capital Equipment Investment. We design our proprietary technologies and software products to enable existing semiconductor manufacturing equipment to produce subwavelength ICs. Using our technologies and products, semiconductor manufacturers will not be required to spend billions of dollars to produce ICs with smaller and smaller feature sizes. As a result, these semiconductor manufacturers can significantly increase their return on invested capital. Furthermore, we believe that the use of our proprietary technologies and software products results in higher manufacturing yields.

   Integrate the Key Stages of the Design-to-Silicon Flow. We design our proprietary technologies and software products on a common platform and architecture and to be implemented in key stages of the design-to-silicon flow. Our software products utilize a common process modeling and simulation technique that allows the tools and equipment used in subsequent stages to understand and process the results generated by each of the prior stages. For example, the separate tools and equipment used to design, verify and manufacture semiconductors can coordinate with each other to ensure an accurate design-to-silicon flow. This coordination is increasingly critical as the semiconductor industry disaggregates into different companies that specialize in separate key stages of the design-to-silicon flow. We believe this coordination is necessary to the successful production of subwavelength semiconductors.

Our Strategy

   Our objective is to establish our proprietary technologies and software products as the industry standard for the design and manufacture of subwavelength semiconductors. Key elements of our strategy include:

  .  Drive Continued Adoption of Our Subwavelength Solution

  .  Expand Relationships with Our Industry Partners

  .  Leverage Our Comprehensive Platform

  .  Leverage Our Market Position in Manufacturing Data Preparation Products

  .  Integrate Subwavelength Technology into the Design Automation Flow

  .  Extend Technology Leadership Position

  .  Maintain Time-Based Software and Intellectual Property Licensing Models

   Drive Continued Adoption of Our Subwavelength Solution. We seek to proliferate our proprietary technologies and software products as the solution to the subwavelength gap problem. As part of this strategy, we intend to continue to expand our relationships with leading integrated device manufacturers, or IDMs, such as Motorola and Texas Instruments, and leading foundries such as TSMC and UMC. Due to the increasing proportion of semiconductors manufactured at foundries, we intend to increasingly focus our efforts on establishing our patented phase shifting technologies as the standard at TSMC, UMC and other foundries to further drive the adoption of our subwavelength solution by each of the other participants in the design-to-silicon flow. We believe that semiconductor manufacturers, including IDMs and foundries, must first adopt our proprietary technologies in order to drive adoption of our technologies by the other participants within the design-to-silicon flow. If these manufacturers do not perceive our proprietary technologies and software products as a viable solution to the subwavelength gap problem, our technologies and products may become more difficult to license to such manufacturers and this may limit the adoption of our subwavelength solution by the other participants in the design-to-silicon flow.

   Expand Relationships with Our Industry Partners. We intend to strengthen and expand our industry partner relationships with the leading companies within each stage of the design-to-silicon flow. To date, we have developed relationships with semiconductor design tool vendors such as Cadence, photomask manufacturers such as Dupont Photomask, Dai Nippon Printing and Photronics, and semiconductor equipment manufacturers such as Applied Materials, Zygo and KLA-Tencor. We believe that these broad-based industry relationships will help to proliferate our proprietary technologies and software products as the industry standard. We must expend significant management, sales and our other limited resources in order to expand and strengthen these relationships. Our ability to successfully do so is dependent upon our industry partners not developing their own solutions to the subwavelength gap problem, or our competitors offering better terms or pricing conditions to our industry partners.

   Leverage Our Comprehensive Platform. We intend to leverage the common platform of our proprietary technologies and software products to aggressively market our products to each key market in the semiconductor industry. This common platform enables data and information regarding subwavelength designs to be shared by participants in each key stage of the design-to-silicon flow. Because our proprietary technologies and software products ensure the accurate and consistent communication of subwavelength design and process data, each participant in the design-to-silicon flow benefits from their use. In order for us to be successful in aggressively marketing our technologies and products to each key market of the design-to-silicon flow, we must continue to ensure that we design such technologies and products so that each key market can work efficiently with the other markets.

   Leverage Our Market Position in Manufacturing Data Preparation
Products. The vast majority of semiconductor, photomask and semiconductor equipment manufacturers and foundries use our manufacturing data preparation software as the essential link between the design and production stages of the design-to-silicon flow. We intend to build on this market position in manufacturing data preparation to market our subwavelength proprietary technologies and software products to these customers. Our manufacturing data preparation software competes with current and future products in this stage of the design-to-silicon flow. We may need to take various steps, including without limitation reducing prices, in order to remain competitive in the market for mask data preparation software.

   Integrate Our Subwavelength Technologies into the Design Automation
Flow. Through our acquisition of Cadabra Design, we acquired one of the most widely-used solutions for the automated creation of the fundamental building blocks ("cells") required for IC design. These cells communicate process information to automated design tools. We intend to integrate our proprietary technologies into the Cadabra solution in order to offer design teams fast access to the processes that incorporate our subwavelength technologies. In order to be successful in integrating our proprietary technologies with the Cadabra solution, we must focus our research and development efforts in order for the integrated solution to function correctly and efficiently. We must also focus our sales and marketing efforts to emphasize to semiconductor manufacturers the benefits of purchasing this integrated solution.

   Extend Technology Leadership Position. We believe we were among the first to recognize that the subwavelength gap would represent a significant challenge to continued advances in semiconductor technology. To capitalize on this business opportunity, we engaged in significant research and development activities over the past five years, pioneering manufacturable phase shifting technologies that we believe are the key to bridging the subwavelength gap. We assembled a strong team of subwavelength experts, more than half of which have graduate technical degrees, and we intend to continue expanding our research and development efforts to further enhance our proprietary technologies.

   Maintain Time-Based Software and Intellectual Property Licensing
Models. Our business model allows us to build on the sales and marketing efforts of our industry partners, which resell, market and promote our technologies and products. We seek to generate the majority of our future revenue through time-based license fees, intellectual property licensing agreements and other innovative, ongoing agreements with IDMs, foundries and reseller licensees. Our ability to generate this revenue depends on industry acceptance of such agreements and licensing models as well as our ability to protect our proprietary technologies.

Technology

   As feature sizes decreased to dimensions smaller than the wavelength of light used in optical lithography equipment, phase shifting and OPC technologies became critical to the continued growth of the semiconductor industry. Widespread deployment of subwavelength technologies requires the industry to create an efficient and integrated IC design and manufacturing process and introduce new technologies into several stages of the design-to-silicon flow. Our proprietary technologies and software products allow IC designers, as well as manufacturers of photomasks, semiconductor equipment and semiconductor devices, to successfully deploy phase shifting and OPC technologies. We believe we are the only company exclusively focused on delivering a comprehensive solution that enables the design and manufacture of subwavelength ICs.

 Phase Shifting

   The foundation of our subwavelength process technologies lies in our phase shifting technology, which manipulates light waves to produce high-resolution images of subwavelength IC features. Our phase shifting technology sequences positive and negative light wave patterns to prevent interfering waves from causing the image on silicon to blur or disappear entirely. This enables designers and manufacturers to create IC features that are less than half the size of those that can be produced using conventional optical lithography techniques. Our phase shifting technology also dramatically reduces sensitivity to variations in the manufacturing process such as focus deviations and lens imperfections, significantly improving manufacturing yields. We developed the industry's first production-worthy, commercial phase shifting technology by combining the multidisciplinary expertise of our scientists and engineers and investing significantly in joint research and development activities with leading photomask and semiconductor manufacturers.

                             [CHART APPEARS HERE]

 Optical Proximity Correction

   Our OPC technologies embed corrective features in the IC design and photomask to reduce image distortions caused by interfering light waves. We developed these technologies in close collaboration with photomask and semiconductor manufacturers to improve photomask manufacturability without sacrificing performance. Our OPC technologies focus on correcting distortions in semiconductor features that would most affect the semiconductor's performance. OPC makes it possible to obtain an IC pattern that more closely resembles the original desired design. However, as feature sizes continue to decrease, OPC is no longer sufficient to ensure acceptable manufacturing yields. At these smaller feature sizes, semiconductor manufacturers will employ both OPC and phase shifting process technologies.

                            [4 CHARTS APPEAR HERE]

 Process Modeling and Simulation

   Historically, the designed layout of a semiconductor, its representation on the photomask and the corresponding features on the semiconductor were essentially identical. At subwavelength feature sizes, this relationship no longer exists. As a result of distortions created during the manufacturing process and the application of phase shifting and OPC, the design of a semiconductor, its representation on the photomask and the pattern transferred to the semiconductor all look different. We developed proprietary process modeling and simulation technologies that recharacterize the relationship between device design, photomask pattern and semiconductor features. This recharacterized relationship allows designers and manufacturers to accurately translate designs and photomasks to final semiconductors. Semiconductor manufacturers can calibrate our process models to accurately characterize their specific processes and use them in our software products throughout the design-to-silicon flow. Manufacturers can use a common process model throughout the design-to-silicon flow to facilitate consistency in the communication of process and design data.

 Automated Transistor Layout ("ATL")

   In the process of designing ICs, it is very important to effectively and automatically communicate process requirements into the IC design flow. Traditionally, this has been done through a "library" of cells for IC designs. These libraries have, in the past, been created through an intensive, manual process. With the advent of subwavelength processes, however, the design of libraries becomes much more complex. Phase shifting information and OPC effects must be considered in the library design process. Through our acquisition of Cadabra, we offer technology that automates the creation of these cells, saving both time and engineering resources.

 Implementation Technologies

   We developed or acquired several technologies necessary to implement the mainstream design and manufacturing use of phase shifting and OPC technologies. These include:

  .  design automation algorithms for phase shifting and OPC;

  .  hierarchical design data management technologies;

  .  subwavelength design verification technologies;

  .  photomask defect analysis technologies;

  . high-performance process simulation algorithms and process model calibration technologies;

  .  algorithms for manufacturing data preparation; and

  . algorithms to automatically create and optimize the cells required for IC design.

Products

   We offer technology products, software products and services that together provide a comprehensive subwavelength design-to-silicon solution.

Technology Products

   Phase Shift Technology. Our phase shifting technology licenses allow the licensee to produce subwavelength semiconductor devices using our proprietary technology. We offer limited use research and development licenses that allow the licensee to use our proprietary technology for pre-production purposes. We also offer production licenses of our phase shifting technology that are time based, or are licensed per fabrication facility or per device produced.

   Subwavelength Process Development. We offer a comprehensive implementation package that includes a development plan, calibration and test photomasks and on-site customer assistance to develop advanced subwavelength manufacturing processes using our phase shifting and OPC technologies and software products. Our engineers and scientists work on-site at our customers' fabrication facilities to develop these processes and generate design rules, calibrated models and associated design-to-silicon flows.

Software Products

   We offer a comprehensive suite of complex, tightly integrated software products that all of the key markets within the semiconductor industry can use. These markets use our software products independently or integrate them with IC design tools, and photomask and semiconductor manufacturing equipment. Our products address the needs of subwavelength design and manufacture in four key sectors of the design-to-silicon flow:

             Sector                   Products               Applications
   --------------------------- ---------------------- -------------------------
   Physical Design and         iNPhase                .  Ensure compatibility
   Post-Layout Data Processing TROPiC                    of semiconductor
                                                         designs with
                                                         subwavelength
                                                         processes
                               iMagic                 .  Create phase shifted
                               SiVL                      and OPC device design
                                                         layout
                               Cadabra Design/Classic .  Verify silicon
                                                         performance of designs
                                                      .  Automate the creation
                                                         and optimization of
                                                         the cells used for IC
                                                         design

   Manufacturing Data          CATS                   .  Process design data
   Preparation and             iNMask                    required to fabricate
                                                         and inspect photomasks
   Photomask Manufacturing     iNMask-MRC             .  Verify input data,
                                                         manufacturing data
                                                         processing and
                                                         photomask layout
                                                      .  Convert photomask
                                                         design data to formats
                                                         required by specific
                                                         photomask
                                                         manufacturing
                                                         equipment
                                                      .  Verify photomask and
                                                         wafer
                                                         manufacturability

   Photomask Inspection and    Virtual Stepper        .  Characterize located
                                                         photomask defects
   Measurement                 iNSpect                .  Transcribe and
                                                         transfer design data
                                                         to photomask and wafer
                                                         inspection and
                                                         measurement equipment

   IC Fabrication and          IC Workbench           .  Optimize fabrication
   Process Development         ModelCal                  process parameters
                               RuleGen                .  Generate calibrated
                               CheckIt                   process models and
                                                         design rules for phase
                                                         shift and OPC
                                                         processes and our
                                                         products
                                                      .  Verify silicon
                                                         performance of designs

   Each of these products is described below.

Physical Design and Post-Layout Data Processing Products

   iNPhase. Our iNPhase product automates and integrates the design, verification and OPC functions of our phase shifting technology. iNPhase also verifies that the semiconductor design is free of "phase conflicts," or design configurations that could result in manufacturing failures.

   TROPiC. This integrated product automatically corrects designs for process-induced distortions of subwavelength features. TROPiC implements our OPC technologies that control photomask complexity to lower photomask cost without sacrificing semiconductor performance.

   iMagic. Our process simulation software product uses process models that are calibrated to individual semiconductor manufacturers' processes. iMagic is used by designers to simulate the final IC features that correspond to their designs.

   SiVL. Our silicon-versus-layout product utilizes our proprietary process simulation technologies to verify that conventional, phase shifting and OPC designs produce printed IC patterns within specified tolerances. By accurately predicting "silicon level" failures, SiVL reduces or eliminates the need to repeat the design and manufacturing process. SiVL integrates with tools used to verify that the IC patterns are within specified tolerances.

   Cadabra Design/Classic. Our Cadabra Design/Classic product line automates the creation and optimization of cells used in IC design. These cells act as the communication vehicle for manufacturing process requirements to design tools. These products allow us to integrate our proprietary subwavelength technologies into the design flow in a manner that is transparent to designers.

Manufacturing Data Preparation and Photomask Manufacturing Products

   CATS. This family of products includes products that automatically create different photomask layers by sizing and combining design layers. Our CATS products allow users to view the input and output data of the manufacturing data preparation process and verify photomask design accuracy using a combination of graphical algorithmic and query analyses.

   iNMask. Our iNMask formatting product automatically transcribes photomask layout data into input data formats optimized for specific photomask manufacturing equipment. iNMask supports leading photomask equipment manufacturers, including Etec, Hitachi and Leica.

   iNMask-MRC. This product verifies that the photomask data files produce manufacturable photomasks and wafers. The data is checked for variations from manufacturing requirements, including minimum widths, spacing and layer to layer errors.

Photomask Inspection and Metrology Products

   Virtual Stepper. This product allows photomask manufacturers to accurately assess the impact of photomask defects on the silicon wafer. Photomask manufacturers using Virtual Stepper can quickly determine photomask quality, improving their productivity and yield. The Virtual Stepper takes direct input from defect inspection and review equipment manufactured by leading equipment companies including Applied Materials, KLA-Tencor and Zygo.

   iNSpect. Our iNSpect product automatically transcribes photomask layout data into input data formats optimized for specific photomask and wafer inspection equipment. iNSpect also identifies measurement locations for photomask and wafer measurement equipment. This product supports leading equipment manufacturers, including Applied Materials, KLA-Tencor, Leica and Zygo.

Semiconductor Fabrication and Process Development

   IC Workbench. IC Workbench is an interactive process simulation, analysis and optimization tool. This product includes a powerful graphical user interface, design data viewer and editor with real-time simulation feedback. This allows users to rapidly evaluate the impact of design and process parameters on the final silicon results while optimizing subwavelength processes.

   ModelCal. This product enables users to automatically calibrate process models using empirical measurement data from specific semiconductor manufacturers' processes. ModelCal implements our proprietary model calibration technology to produce extremely accurate process models using our calibration photomask designs for both phase shifting and OPC applications.

   RuleGen. This product automatically generates design rules and parameters for phase shifting and OPC processes using our calibrated process models. The output of RuleGen is fully compatible with the input requirements of iNPhase and TROPiC.

   CheckIt. This product performs accurate, exhaustive, silicon-level verification for phase shifting and OPC designs prior to IC production. CheckIt accurately predicts potential failures in the manufacture of semi-conductors and marginal locations on phase shifting and OPC designs.

Services

   Design Services. We assist our industry partners and customers with semiconductor designs that use our phase shifting and OPC technologies. Our design services include creating phase shifted designs, applying OPC technology to designs and verifying the final design layout. Our design services help industry partners and customers rapidly adopt our technologies.

   Technology Integration Services. We offer technology integration services to allow our industry partners to integrate our software products with their products for marketing to their customers. We develop software interfaces to semiconductor design tools and equipment to enable the necessary data communication to integrate the operation of the combined products.

 Customers and Industry Partners

   We license our proprietary technologies and software products to companies in key markets within the semiconductor industry. Our customers include licensees of our phase shifting technology and software, manufacturing data preparation, silicon verification, photomask verification and automated cell generation software. Our industry partners integrate our technologies and software into their products and act as resellers. The following customers accounted for annual license, maintenance and technical service revenue of at least $250,000 in either 2000, 1999 or 1998:

       IDMs and Foundries                              Design Tool Vendors
       ------------------                              -------------------
       Intel                                           Cadence Design Systems
       Infineon
       IBM                                             Semiconductor Equipment
       Macronix                                        Manufacturers
                                                       -------------
       Matsushita                                      Applied Materials
       Motorola                                        KLA-Tencor
       National Semiconductor                          Leica Micro
       ST Microelectronics                             Zygo
       Texas Instruments
       Toshiba                                         Photomask Manufacturers
                                                       -----------------------
       TSMC                                            DuPont Photomask
       UMC                                             Photronics
       VLSI Technology                                 Toppan

   Cadence represented 24% of our total revenue for 2000. KLA-Tencor, Zygo and Cadence represented 23%, 17% and 16% of our total revenue for 1999, respectively. Zygo, National Semiconductor, and Toshiba represented 52%, 37% and 14% of our revenue for 1998, respectively. No other customer accounted for 10% or more of our revenue in 2000, 1999 or 1998.

Research and Development

   Our future success will depend to a large extent on our ability to rapidly develop and introduce new proprietary technologies and software products and enhancements to our existing products. We have made and expect to continue to make substantial investments in research and development. We invested $12.6 million (54% of revenue) in 2000 in R&D for product development and engineering programs to improve or sustain existing product lines. The complexity of phase shifting and OPC technologies requires expertise in physical IC design and layout, photomask manufacturing, optical lithography, numerical algorithms and software development. We believe that the multidisciplinary expertise of our team of scientists and engineers will continue to advance our market and technological leadership. Our ability to advance our market and technological leadership is dependant upon our ability to retain our current team of scientists and engineers, as well as recruit new scientists and engineers with the requisite skill set to advance our proprietary technologies and software products. We must compete for some of these individuals in the very competitive Silicon Valley market, where our headquarters are located.

   As of December 31, 2000, our engineering group consisted of 101 employees. These employees are focused on the following objectives:

     Product Development. Our product development group is organized in teams around the different products we offer. A separate team within this group develops our common core technology and ensures that each product fits into this common architecture.

     Advanced Research. Our advanced research group works independently from our product development group to assess and develop new technologies that meet the evolving needs of subwavelength design and manufacturing.

     Product Engineering. Our product engineering group is primarily focused on product release, platform support, quality assurance and product documentation.

Sales and Marketing

   We rely on our direct sales force and on our industry partner relationships to penetrate each key market of the semiconductor industry. Domestically, our direct sales force operates primarily out of our headquarters in California. We also employ sales personnel in Oregon, Virginia, Maine, Minnesota and Texas. In addition, we have subsidiaries in Korea, Japan, Taiwan and The Netherlands who work closely with resellers and partners. We intend to continue to expand our sales and support personnel both domestically and internationally. In order to do so, we must compete for some of our personnel in the very competitive Silicon Valley market where our headquarters are located. As of December 31, 2000, we had 53 employees involved in sales and marketing.

   Our marketing personnel focus on developing our relationships with industry partners. Our industry partners include leading semiconductor equipment manufacturers, such as Applied Materials and KLA-Tencor, and design tool companies, such as Cadence. We also entered into joint-marketing relationships with leading photomask manufacturers, such Dupont Photomask and Photronics. Our direct sales efforts have focused primarily on licensing to foundries and IDMs. To date, we have concentrated our sales and marketing efforts on selling research and development licenses and to a lesser extent, production licenses. We have already entered into production licenses with leading semiconductor manufacturers. We expect to extend these efforts to generate production licenses as semiconductor manufacturers move into production of subwavelength ICs. However, in order to further extend our research and development licenses to production licenses, we must expend significant marketing resources, with no guarantee of success.

   See Note 9 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the geographic distribution of our revenue for 2000, 1999 and 1998. We are subject to risks associated with economic and political instability in certain foreign countries.

Competition

   The semiconductor industry is highly competitive and characterized by rapidly changing design and process technologies. The market for phase shifting and OPC solutions is rapidly evolving and we expect competition to continue to increase. We face direct competition from other providers of phase shifting, OPC, manufacturing data preparation and automated cell generation solutions, including Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC enabling solutions, such as IBM. Many of these companies are larger than we are, have greater financial or other resources than we do and therefore can withstand adverse market or economic conditions more readily than we can. We may also face competition from alternatives to current photolithography systems. In addition, commercially viable manufacturing processes that provide alternatives to our subwavelength solution may be developed in the future by existing or potential competitors. We believe that the principal competitive factors in our market include technology viability, product availability, performance, reliability, functionality, cost and customer service. We believe we compete favorably with respect to each of these factors. Our phase shifting, OPC, manufacturing data preparation and automated cell generation software products compete with existing and future products in the semiconductor manufacturing market. We have recently experienced an increase in the competitive product offerings for data preparation software. We may continue to take various steps, including without limitation reducing prices, in order to remain competitive in the market for data preparation software.

Business Combinations

   On January 1, 2000, we acquired Transcription Enterprises Ltd. ("Transcription"), a company incorporated in California. Under the terms of the acquisition, we issued approximately 3,810,000 shares of Series E Convertible Preferred Stock and $40.0 million in notes payable for all of the outstanding stock of Transcription. The total purchase price was approximately $86.0 million, including acquisition costs of approximately $250,000. The Transcription acquisition was accounted for under the purchase method of accounting.

   On October 27, 2000, we acquired Cadabra Design Automatic, Inc ("Cadabra"), a Nova Scotia limited liability company. Under the terms of the acquisition, we issued approximately 3,200,000 shares of our common stock and options to purchase our common stock for all of the outstanding stock and options of Cadabra, of which approximately 2,641,000 shares are actually exchangeable shares. The exchangeable shares are exchangeable for shares of our common stock, on a one-for-one basis, at the option of the holder thereof. Such shares will, generally, automatically convert to our common stock on October 27, 2005. The total purchase price was approximately $110.6 million, including acquisition costs of approximately $3.0 million. The Cadabra acquisition was accounted for using the purchase method of accounting.

   For further details of Transcription and Cadabra business combinations, see
Note 2 to Consolidated Financial Statements.

Intellectual Property

   Our future success and competitive position depend upon our continued ability to develop and protect proprietary technologies. We rely significantly on a combination of patents, copyrights, trademarks and trade secrets to protect our proprietary technologies and prevent competitors from using our technologies in their products. In the future, we may seek additional patent protection when we feel it is necessary.

   Our existing or future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. Third parties have advised us of literature which they believe to be relevant to our patents. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of either our present or future patents. We may not receive competitive advantages from the rights granted under our patents. In addition, our future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents owned or licensed by us. We are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. Additionally, changes in the patent laws, including the interpretation or enforcement of patents, may adversely affect the scope, validity or enforceability of our patents. In addition, in foreign countries, we may not receive effective patent and trademark protection. We cannot be sure that steps we take to protect our proprietary technologies will prevent misappropriation of our technologies.

   In addition, we generally enter into confidentiality agreements with our employees, industry partners and customers, as well as generally control access to and distribution of our documentation and other proprietary information. Despite this protection, unauthorized parties may copy aspects of our current or future software products or obtain and use information that we regard as proprietary.

   The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. From time to time third parties may notify us of intellectual property infringement claims. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual property rights. However, we cannot be sure that third parties will offer licenses to us or that we accept the terms of any offered licenses.

   If we fail to obtain a license from a third party for proprietary technologies that we use, we could incur substantial liabilities, or suspend sales of our software products or our use of processes requiring the technologies. Litigation could cause us to incur significant expenses, harm our sales of the challenged technologies or software products and divert the efforts of our technical and management personnel, whether or not a court decides the litigation is in our favor. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, cease sale of infringing products, expend significant resources to develop or acquire non-infringing technology and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. We may not be successful in the development or acquisition of intellectual property, or the necessary licenses may not be available under reasonable terms, and any development, acquisition or license could require us to expend a substantial amount of time and other resources. Any of these developments would harm our business.

Employees

   As of December 31, 2000, we employed 191 employees worldwide, of which 128 individuals were located in the United States and 47 individuals were located in Canada. In the Silicon Valley, where our headquarters are located, competition for highly skilled employees is intense. We believe that our future success is highly dependent upon our continued ability to attract and retain qualified employees. We must also deal internationally with labor and employment laws with which we are not familiar. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table and notes set forth information about our executive officers as of March 1, 2001:

   Name                     Age                            Position
   ----                     ---                            --------
   Y. C. (Buno) Pati.......  37 President and Chief Executive Officer

   Yao-Ting Wang...........  37 Senior Vice President Engineering and Chief Technology Officer

   Richard Mora............  54 Chief Financial Officer

   Atul Sharan.............  41 Senior Vice President, Marketing and Business Development

   Kevin MacLean...........  38 Senior Vice President and General Manager, Transcription

   Faysal Sohail...........  37 Senior Vice President, Worldwide Field Operations

   Dr. Y. C. (Buno) Pati has served as our President and Chief Executive Officer since he co-founded our company in October 1995. From October 1995 to December 1996, Dr. Pati served as an assistant professor of electrical engineering and computer science at Harvard University. From October 1992 to October 1995, Dr. Pati conducted research efforts in computational and system sciences applied to integrated circuit manufacturing at Stanford University. Dr. Pati has published numerous articles in signal processing, communications, fast lithography simulations and automated phase shifting photomask design. Dr. Pati received a B.S., an M.S. and a Ph.D. in electrical engineering from the University of Maryland at College Park.

   Dr. Yao-Ting Wang has served as our Senior Vice President Engineering and Chief Technology Officer since October 2000. Since he co-founded our company in October 1995 to October 2000, Dr. Wang served as Chief Technology Officer. Dr. Wang's doctoral dissertation research was on automated design of phase shifting photomasks using fast algorithms and signal processing techniques. Dr. Wang is active in the areas of fast lithography simulations and automated advanced photomask designs, with specific interests in communications, signal processing and lithographic techniques. Dr. Wang received a B.S. degree from National Taiwan University and a Ph.D. in Electrical Engineering from Stanford University.

   Richard Mora has served as our Chief Financial Officer since October 2000. From May 1999 to October 2000, Mr. Mora served as our Chief Financial Officer and Vice President, Operations. From August 1994 to April 1999, Mr. Mora was Chief Financial Officer and Vice President of Finance at Mattson Technologies, Inc., a semiconductor equipment manufacturer. From June 1998 to May 1999, Mr. Mora was also Vice President and General Manager of the High Temp Products Division at Mattson. From September 1988 to August 1994, Mr. Mora served as Chief Financial Officer and Vice President of Finance at Actel Corporation, a semiconductor manufacturer. From June 1985 to August 1988, Mr. Mora was Chief Financial Officer and Vice President of Finance at HHB Systems. Mr. Mora received a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant.

   Atul Sharan has served as our Senior Vice President, Marketing and Business Development since October 2000. From October 1998 to October 2000, Mr. Sharan served as our Vice President, Marketing and Business Development. From April 1997 to October 1998, Mr. Sharan was director of strategic business development at Ambit Design Systems where he helped establish and manage key partner relationships with LSI Logic and Cadence. From May 1991 to March 1997, Mr. Sharan held senior sales and marketing management positions at Compass Design Automation. While at Compass as General Manager-Compass India Operations, Mr. Sharan helped establish a software development center in India. From December 1984 to May 1991, Mr. Sharan worked in semiconductor manufacturing operations at VLSI Technology and Integrated Device Technology. While at IDT, Mr. Sharan helped initiate the company's first overseas test and assembly plant in Penang, Malaysia. Mr. Sharan received an M.B.A. from the University of California at Berkeley, an M.S. in engineering from the University of Houston, Texas and a B.Tech. degree in Engineering from the Indian Institute of Technology in Kanpur, India.

   Kevin MacLean has served as our Senior Vice President and General Manager, Transcription since October 2000. From January 2000 to October 2000, Mr. MacLean served as our Vice President and General Manager, Transcription. In June 1986, Mr. MacLean co-founded Transcription Enterprises Limited, where he served as Vice President until we acquired the company in January 2000. Mr. MacLean received a B.S. in Mechanical Engineering from Cornell University.

   Faysal Sohail has served as our Senior Vice President of Worldwide Field Operations since October 2000. In June 1999, Mr. Sohail joined Cadabra Design Automation Inc. where he served as President and Chief Executive Officer until we acquired the company in October 2000. From April 1995 to June 1999, Mr. Sohail held various management positions with Synopsys Inc., including Senior Vice President of Corporate Strategic Planning from June 1998 to June 1999 and Senior Vice President and General Manager of Design Architects group from April 1997 until June 1998. In October 1990, Mr. Sohail co-founded Silicon Architects Inc., a silicon design intellectual property company, where he served as Director of Marketing until the company was acquired by Synopsys Inc. in April 1995. From January 1987 until October 1990, Mr. Sohail held various positions with Actel Corporation, including Manager of Field Applications. Mr. Sohail received a B. S. in Computer Engineering from the University of Illinois, Urbana-Champaign.

Item 2: Properties

   Our executive offices and principal operations are currently located in approximately 39,300 square feet of office space in San Jose, California under a lease that expires in May 2004. We also lease approximately 2,400 square feet of office space in Los Gatos, California under a lease that expires in February 2006 and 15,200 square feet of office space in Canada under a lease that expires in February 2002. In addition, we lease approximately 11,000 square feet of office space in San Jose, California, which is currently unoccupied, under a lease which expires in December 2004. We intend to sublease this facility.

   We lease office space for sales and customer support offices in six locations throughout the world: two in North America, three in Asia and one in The Netherlands.

   We consider the above facilities suitable to meet our requirements.

Item 3: Legal Proceedings

   None.

Item 4: Submission of Matters to a Vote of Security Holders in Fourth Quarter ended 2000.

   No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market System under the symbol of NMTC. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

                                                                   Low    High
                                                                  ------ ------
   Year Ended December 31, 2000
   Second Quarter (beginning April 7, 2000)...................... $22.00 $56.25
   Third Quarter.................................................  26.75  67.31
   Fourth Quarter................................................   9.13  35.25

   As of March 1, 2001, there were approximately 5,000 holders of record of our common stock.

   No dividends have been paid on the common stock in 2000 and 1999. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

   None.

Use of Proceeds

   In April 2000, we sold a total of 6,364,100 shares of common stock (the total amount registered) at $14.00 per share through our initial public offering pursuant to a registration statement on Form S-1 declared effective by the Securities and Exchange Commission on April 6, 2000 (333-95695). The initial public offering commenced on April 7, 2000 and the net proceeds, after underwriters' commission and fees and other costs of $7.9 million associated with the offering, totaled approximately $81.2 million.

   Since April 12, 2000 (the closing date of the initial public offering), we have used an estimated $24.7 million of the net proceeds from the initial public offering to fund operating expenses and increase working capital, $1.6 million to purchase and install machinery and equipment, and $30.2 million to pay the balance of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription. We have placed approximately $24.7 million in short-term, interest-bearing, investment grade securities pending future use.

   No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996, and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of future results.

                                           Year Ended December 31,
                                   -------------------------------------------
                                   2000(1)(2)  1999     1998     1997    1996
                                   ---------- -------  -------  ------  ------
   Consolidated Statement of
    Operations Data:
     Revenue.....................   $ 23,340  $ 5,492  $   736  $  620  $   51
     Depreciation and
      amortization...............     24,820      340       99      24      10
     Acquired in-process research
      and development............      1,930      --       --      --      --
     Amortization of deferred
      stock compensation.........     18,766    3,990      862     --      --
     Total costs and expenses....     73,965   14,693    7,469   1,239     225
     Loss from operations........    (50,625)  (9,201)  (6,733)   (619)   (174)
     Net loss....................    (48,811)  (8,828)  (6,551)   (584)   (169)
     Loss per share, basic and
      dilutive(3)................   $  (2.27) $ (1.26) $ (0.89) $(0.08) $(0.04)
     Shares used in per share
      calculation, basic and
      dilutive(3)................     21,827    7,019    7,373   7,397   4,722
                                               At December 31,
                                   -------------------------------------------
                                   2000(1)(2)  1999     1998     1997    1996
                                   ---------- -------  -------  ------  ------
   Consolidated Balance Sheet
    Data:
     Cash and cash equivalents...   $ 30,607  $13,486  $ 4,973  $  656  $  615
     Working capital.............     47,912   10,499    2,320     377     309
     Total assets................    240,974   17,605    6,611   1,081     647
     Total stockholders' equity..    219,134   12,405    2,815     474     340

(1) We acquired Transcription Enterprises, Inc. (Transcription) on January 1, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations subsequent to January 1, 2000 and financial position, respectively, of Transcription.

(2) We acquired Cadabra Design Automation, Inc. (Cadabra) on October 27, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 include the results of operations subsequent to October 27, 2000 and financial position, respectively, of Cadabra.

(3) Share and per share amounts for all historical periods have been restated to reflect the three-for-two stock split for stockholders of record as of April 6, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

   The following commentary should be read in conjunction with the consolidated financial statements and related footnotes that appear beginning on page 38.

Overview

   We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. To date we have entered into production licenses with two semiconductor manufacturers. We expect to enter into additional production licenses as semiconductor manufacturers adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs. In order for semiconductor manufacturers to enter into production licenses with us, these manufacturers must continue to embrace our proprietary technologies and software products and not enter into agreements with our competitors in this regard. We must also expend significant sales and marketing resources on these manufacturers with no guarantee of success.

   In January 2000, we acquired Transcription Enterprises Ltd. ("Transcription") for approximately $45.7 million in Series E preferred stock, $40.0 million in notes payable and $250,000 in acquisition costs, resulting in goodwill and other intangible assets of $91.9 million which is being amortized on a straight-line basis over two to five years. We have accounted for the acquisition under the purchase method of accounting and, as a result, our historical results of operations do not include the results of operations of Transcription prior to January 1, 2000.

   On October 27, 2000, we completed the acquisition of Cadabra Design Automation, Inc. ("Cadabra"). Under the terms of the acquisition, we issued approximately 3.2 million shares and options to purchase our common stock for all of the outstanding stock and options of Cadabra. The stock issued and the options assumed had an aggregate fair market value of approximately $120 million. In addition, we incurred approximately $3.0 million in acquisition costs. The acquisition was accounted for under the purchase method of accounting and accordingly the purchase price was allocated to the acquired assets, in-process technology, which had not yet reached the stage of technical feasibility, goodwill and other intangibles and recorded in the fourth quarter of 2000. A one-time non-cash charge for in-process research and development, non-cash charges for deferred compensation and the amortization of goodwill and other intangibles were recorded in the fourth quarter of 2000. These recurring amortization charges will have a negative impact on future results of operations.

   The following table presents the pro forma combined, consolidated financial information of Numerical, Transcription, and Cadabra as if our acquisitions had taken place on January 1, 1999:

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands,
                                                            except per share
                                                                amounts)
   Net sales............................................... $ 26,829  $ 23,142
   Net loss allocable to common stockholders............... $(83,430) $(57,754)
   Loss per share.......................................... $  (3.54) $  (6.30)

   The charges for purchased in-process research and development of $300,000 and $1,630,000 related to the Transcription and Cadabra acquisitions, respectively, have not been included in the pro forma results above, because such charges are non-recurring and directly related to the acquisitions.

   Because of the significance of these acquisitions, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of our future performance.

   In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds, after underwriters' commission and fees and other costs associated with the offering, totaled approximately $81.2 million. In April 2000, we paid the balance of principal and accrued interest under the notes payables issued in connection with our January 2000 acquisition of Transcription with a portion of the net proceeds. The remaining proceeds have been and will continue to be used for working capital and general corporate purposes. We may use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to our business. Pending these uses, we have invested the net proceeds from this offering in short-term, interest-bearing, investment grade securities.

   We recognize revenue in accordance with the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by SOP 98-4 and 98-9. Our revenue is derived from intellectual property and software licenses and maintenance and technical services. Revenue is recognized for the various contract elements based upon vendor-specific objective evidence ("VSOE") of fair value of each element. If VSOE of fair value does not exist but post-contract customer services ("PCS") is the only undelivered element, we recognized the fee, including up-front payments for licenses, under the arrangement ratably over the contractual PCS period. To date, we have not established VSOE for the service or annual maintenance elements of many of our products. License revenue, including up-front fees, is recognized when persuasive evidence of an arrangement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Revenue for technical services is recognized as the services are performed or on a percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently. Maintenance services are typically priced based on a percentage of the license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenue includes billings in excess of recognized revenue and payments received in advance of revenue recognition.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We implemented the guidelines of SAB 101 effective January 1, 2000. The adoption of SAB 101 did not have a material effect on our financial statements.

   We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the "management" approach, which requires us to report certain financial information related to continuing operations that is provided to our chief operating decision-maker for the purpose of evaluating financial performance and resource allocation. Our chief operating decision-maker reviews revenue by both geography and customer. We are not organized into business units nor do we capture expenses or allocate resources based on segmentation of our business. Therefore, we believe that we operate in a single segment.

Results of Operations

   Revenue. Revenue was $23.3 million for 2000, compared to $5.5 million and $736,000 in 1999 and 1998, respectively, representing increases of 325% and 646% for the respective periods. Approximately 80% of our 2000 revenue increase was due to our acquisitions of Transcription and Cadabra in 2000 and the remaining 20% was from the continued adoption of our software and proprietary technology solution by companies throughout the design-to-silicon flow. The increase in 1999 compared to 1998 was primarily due to increased research and development licenses to foundries and IDMs and increased reseller sales.

   The breakdown of revenue by geographic regions in which our proprietary technologies and software products and services are delivered, as a percentage of our total revenue, is as follows:

                                                                   Year ended
                                                                  December 31,
                                                                 ----------------
                                                                 2000  1999  1998
                                                                 ----  ----  ----
   North America................................................  57%   78%   85%
   Asia.........................................................  33    22    14
   Europe.......................................................   9   --      1
   Other........................................................   1   --    --
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

   The increase of revenue to Asia and Europe as a percentage of total revenue is primarily a result of our acquisition of Transcription which led to increased access to international markets and customers for our products.

   We expect that revenue will continue to increase due to the continued adoption of our technologies and expanded product offerings. Our actual revenue is substantially dependent on, among other factors, the adoption by semiconductor manufacturers, and other participants in the design-to-silicon flow, of our proprietary technologies and software products, and not those of our competitors or those developed internally. Our revenue is also subject to the impact of economic conditions in various geographic regions.

Costs and Expenses

   Cost of revenue. Cost of revenue includes primarily salary and related costs for engineers associated with maintenance and technical services. Cost of revenue was $2.2 million for 2000 compared to $307,000 and $127,000 for 1999 and 1998, respectively. The increase in 2000 was primarily due to increased cost for engineers associated with maintenance and technical services, which resulted from an increased customer base related to our acquisitions of Transcription in January 2000 and Cadabra in October 2000. The increase in 1999 was primarily due to an increase in the time spent on service and integration efforts by our engineering personnel. As a percent of revenue, cost of revenue was 9% for 2000 compared to 6% and 17% for 1999 and 1998, respectively. We anticipate that cost of revenue will increase in dollar amount as we support our increasing number of industry partners and customers, including those acquired through acquisitions, and assist our research and development licensees to transition into production. Our cost of revenue is dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our cost of revenue may increase or decrease.

   Research and development. Research and development expenses consist primarily of salaries and related costs for personnel engaged in research and development activities. Research and development expenses were $12.6 million for 2000 compared to $4.6 million and $2.7 million in 1999 and 1998, respectively. The increase in 2000 was primarily due to increased costs associated with additional personnel in our expanding research and development efforts and, to a lesser degree, to cost of personnel added as a result of our acquisitions. The increase in 1999 was primarily due to additional personnel-related costs resulting from additional engineers engaged in the enhancement of existing applications and development of new products. As a percent of revenue, research and development expenses were 54% in 2000 compared to 84% and 363% for 1999 and 1998, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will continue to increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our research and development expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

   Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, tradeshows and other marketing activities. Sales and marketing expenses were $9.2 million for 2000 compared to $4.2 million and $1.4 million for 1999 and 1998, respectively. The increases in 2000 and in 1999 were primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and to a lesser degree in 2000 to cost of personnel added as a result of our acquisitions. As a percent of revenue, sales and marketing expenses decreased to 39% for 2000 compared to 76% and 191% for 1999 and 1998, respectively. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our sales and marketing expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our sales and marketing expenses as a percentage of revenue may increase or decrease.

   General and administrative. General and administrative expenses consist primarily of salaries and related costs for operations and finance employees and legal and accounting services. General and administrative expenses were $4.5 million for 2000 compared to $1.3 million and $2.3 million for 1999 and 1998, respectively. The increase in 2000 was primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree to cost of personnel added as a result of our acquisitions. General and administrative expenses in 1998 included a $1.4 million bonus to a founder and officer. Exclusive of the bonus, general and administrative expenses increased by $300,000 in 1999 primarily as a result of increased spending in personnel and professional fees. As a percent of revenue, general and administrative expenses were 19% for 2000 compared to 23% and 313% for 1999 and 1998, respectively. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term. Our general and administrative expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our general and administrative expenses, as a percentage of revenue may increase or decrease.

   Depreciation and amortization. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of acquired intangible assets. In 2000, our acquisitions of Transcription and Cadabra generated approximately $199 million in identified intangibles and goodwill, and are currently being amortized over periods ranging from three to five years. Depreciation and amortization expenses were $24.8 million in 2000 compared to $340,000 and $99,000 for 1999 and 1998, respectively. The increase in 2000 was primarily the result of amortization of acquired intangibles associated with the acquisitions of Transcription in January 2000, and Cadabra in October 2000. The increase in 1999 was the result of increased levels of property and equipment. We expect amortization and depreciation expense to be approximately $49 million in 2001. Amortization and depreciation expense could increase due to other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

   In Process Research and Development. In 2000, we recorded charges of $1.9 million or 8% of revenue, of which $1.6 million was recorded in the fourth quarter of 2000, for acquired in-process research and development primarily resulting from the acquisition of Cadabra (see Note 2 of Notes to Consolidated Financial Statements). This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

   The value assigned to developed technology and acquired in-process research and development was determined through extensive interviews, analysis of data provided by Cadabra concerning developmental products, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

   The in-process research and development acquired from Cadabra in the transaction consists primarily of technology related to replacement and enhancement of Cadabra's core technology, principally cell layout design tools.

   The projects identified as in-process technology are those that were underway at the time of the Cadabra acquisition and at the date of the acquisition required additional effort to establish technological feasibility. These projects have identifiable technological risk factors which indicate that, even though successful completion is expected, it is not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $18.8 million for 2000 compared to $4.0 million and $862,000 for 1999 and 1998, respectively. We are amortizing deferred stock compensation over the vesting periods of the applicable options, using the multiple option method. We expect amortization of deferred compensation to be approximately $19 million in 2001. Amortization of deferred stock compensation could increase or decrease in future periods as a result of future grants or cancellations of options whose exercise prices are less than estimated fair market value on the date of grant.

   Interest expense. Interest expense was $893,000 for 2000 compared to $0 for 1999 and 1998. Interest expense relates to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

   Interest income. Interest income was $3.0 million for 2000 compared to $373,000 and $182,000 for the same periods in 1999 and 1998, respectively. The increase in 2000 was primarily due to higher average cash and short-term investment balances as a result of proceeds from our initial public offering in April 2000. The increase in interest income in 1999 was primarily the result of higher investment balances. We expect interest income to decrease in 2001 due to lower interest rates. Interest income could increase or decrease in future periods as a result of future changes in interest rates or changes in levels of investment balances.

   Provision for income taxes. Provision for income taxes was $253,000 for 2000 compared to $0 for 1999 and 1998. The increase in 2000 was due to provisions for foreign taxes associated with foreign subsidiaries established in 2000.

   We expect our tax rate for 2001 to be approximately 36%, excluding the impact of amortization of goodwill and other intangible assets from our acquisitions and amortization of deferred stock compensation. This estimate is based on current tax law, our current estimate of earnings and our expected distribution of income among various tax jurisdictions, all of which are subject to change.

Liquidity and Capital Resources

   As of December 31, 2000, we had cash and cash equivalents and short-term investments of $53.9 million. As of the same date, we had working capital of $47.9 million, including deferred revenue of $6.3 million. Deferred revenue represents the excess of amounts billed from licensees over revenue recognized on license and maintenance contracts.

   Net cash used in operating activities was $4.8 million during 2000, compared with $4.4 million used in 1999. Net cash used in 2000 primarily reflects a net loss of $48.8 million, increases in prepaid and other of $1.1 million and reductions in accrued expenses of $0.7 million and accounts payable of $1.3 million, offset by amortization and depreciation expenses of $24.8 million, amortization of deferred stock compensation of $18.8 million, write-off of in-process research and development of $1.9 million and increases in deferred revenue of $1.9 million.

   Net cash used in investing activities was $21.5 million during 2000, compared with $1.5 million in 1999. Net cash used in 2000 consisted of net purchases of $23.3 million in short-term investments and $2.0 million in purchases of computer hardware and software and office furniture and equipment. Our acquisition of Cadabra provided $3.7 million of cash.

   Net cash provided by financing activities was $43.5 million during 2000, compared with $14.4 million in 1999. Net cash provided in 2000 primarily consisted of a $81.2 million net proceeds from our initial public offering and $1.5 million of net proceeds from common stock option activity, partly offset by the payment of the $40.0 million principal outstanding under the notes issued in connection with the acquisition of Transcription described below.

   On January 1, 2000, we acquired Transcription. In connection with the acquisition, we issued $40.0 million in promissory notes. Shortly after issuance of the notes, we repaid $5.0 million of the principal, leaving a balance of $35.0 million outstanding under the notes. The remaining principal amount, plus interest at 8.0% per annum, was payable in 16 equal quarterly payments of $2.2 million, plus interest commencing on April 1, 2000. In April 2000, we paid these notes in full with a portion for the net proceeds from our initial public offering.

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

   We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. Our expenses are dependent in part on our level of revenue. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe the existing cash will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The effective date for SFAS No. 133 for us is January 1, 2001. At the current time, we do not have any derivative instruments, nor have we engaged in hedging activities to date.

   In March 2000, the Financial Accounting Statements Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the consolidated financial statements.

   Our future results of operations and the other forward-looking statements contained in this section, in particular the statements regarding our goals and strategies, revenue, costs of revenue, capital spending, depreciation and amortization, research and development expenses, sales and marketing expenses and general and administrative expenses, interest income, the tax rate and pending legal proceedings, involve a number of risks and uncertainties. Our future revenue, expenses and operating results are all influenced by a number of factors, including those discussed above and those below, all of which are inherently difficult to forecast.

Trends, Risks and Uncertainties

Additional Factors Which May Affect Our Future Results

If key markets within the semiconductor industry, especially semiconductor manufacturers, do not adopt our proprietary technologies and software products, we may be unable to generate sales of our products.

   If the four key markets within the semiconductor industry, which we believe are semiconductor manufacturing, semiconductor equipment manufacturing, photomask manufacturers and design, do not adopt our proprietary technologies and software products, our revenue could decline. We believe we design our technologies and products so that each key market within the semiconductor industry can work efficiently with the other markets. For example, if designers do not adopt our technologies and products, it will be more difficult for them to design semiconductors which are understood and processed efficiently by mask manufacturers that do adopt our technologies and products. In addition, we believe semiconductor manufacturers need to adopt our proprietary technologies and software products first in order to drive adoption by the other three markets. Semiconductor manufacturers define and develop the manufacturing process. While designers, mask manufacturers and equipment manufacturers are not required to adopt our technologies and products in order to work with semiconductor manufacturers that do adopt them, we believe the efficiency of the manufacturing process with respect to such designers, mask manufacturers and equipment manufacturers is diminished if they do not. If each key market of the semiconductor industry does not perceive our proprietary technologies and software products as the industry standard, our technologies and products could become less valuable and more difficult to license. Factors that may limit adoption of our subwavelength solution within the markets include:

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

We depend on the growth of the semiconductor industry and the current economic slowdown in this industry may cause a decrease in the demand for our proprietary technologies and software products and revenue.

   We are dependent upon the general economic cycles of the semiconductor industry. Our ability to increase or even maintain our current revenue is largely dependent upon the continued demand by semiconductor manufacturers and each other key market within the semiconductor industry for ICs and IC-related technologies. The semiconductor industry has from time to time experienced economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. We believe the semiconductor industry is currently experiencing such an economic downturn and, as a result, the sales of proprietary technologies and software products may decrease.

In order for potential industry partners and customers to adopt, and expend their own resources to implement, our technologies and products, we must expend significant marketing resources, with no guarantee of success.

   Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $9.2 million in 2000 from $4.2 million in 1999. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

   We only have a limited operating history on which you can base your valuation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 105 employees as of January 1, 2000 to 191 employees as of December 31, 2000.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

   We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. We have not been profitable in any quarter, and our accumulated deficit was approximately $65.8 million as of December 31, 2000. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional noncash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We recently acquired Cadabra Design Automation Inc. If we are not successful in integrating Cadabra's products and operations with ours, our revenue and operating results could decline.

   Our acquisition of Cadabra Design Automation Inc. will only be successful if we are able to integrate its operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. If we encounter any difficulties in the transition process, the revenue and operating results of our company could decline. We must successfully integrate Cadabra's products with ours. One of the elements of our strategy is to integrate our subwavelength solution with the Cadabra solution in order to offer design teams fast access to the processes that incorporate our subwavelength technologies. We must also focus our research and development and sales and marketing efforts to realize the technological benefits of this combination. If we are not able to integrate these solutions effectively or successfully, research and development and sales and marketing expenses could increase with no corresponding increase in revenue and our reputation could be harmed.

   In addition, the process of combining our company with Cadabra could interrupt the activities of any or all of the companies' businesses. It is possible that we will not be able to retain Cadabra's key management, technical and sales personnel. The acquisition of Cadabra could also cause our industry partners and customers to be uncertain about our ability to support the combined companies' products and technologies and the direction of the combined companies' development efforts. In particular, semiconductor manufacturers, which have previously relied on and endorsed the Cadabra solution, must continue to rely on and endorse this solution under our combined company. As a result, these semiconductor manufacturers, as well as our other industry partners and customers, may delay or cancel these orders, which could significantly decrease our revenue and limit our ability to implement our combined business strategy.

Our acquisition of Transcription Enterprises Limited may increase the focus of the semiconductor industry on the manufacturing data preparation market, which could lead to a rapid and substantial increase in competition.

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

We rely on Cadence for a substantial amount of our revenue, and if our contracts with Cadence were terminated or not extended or renewed, or if the fees we are to receive are reduced, we would need to replace this revenue through other sources.

   We have two agreements with Cadence with initial two-year terms that run through 2002 to 2003, respectively. If these contracts were to be terminated or not extended or renewed, or if the fees we are to receive are reduced, we could lose a material portion of our revenue. We would need to replace this revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in an unexpected diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue. For 2000, Cadence was responsible for approximately 24% of our total revenue.

Fluctuations in our quarterly operating results may cause our stock price to decline.

   It is likely that our future quarterly operating results may fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period. As a result, the price of our common stock could decline. Historically, our quarterly operating results have fluctuated. We may experience significant fluctuations in future quarterly operating results. The following factors may cause these fluctuations:

  . our recent acquisition of Transcription and Cadabra, as well as future potential acquisitions by us;

  .  the timing and structure of our product license agreements; and

  . changes in the level of our operating expenses to support our projected growth.

The accounting rules regarding revenue recognition may cause fluctuations in our revenue independent of our booking position.

   The accounting rules we are required to follow require us to recognize revenue only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenue and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenue and/or earnings estimates even though total orders fall short of our plan, due to revenue produced by deferred revenue. Orders for software support and professional services yield revenue over multiple quarters, often extending beyond the current fiscal year, or upon completion of performance rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenue in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenue for products to be used over multiple years.

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

   Our current competitors, or alliances among these competitors, may rapidly acquire significant market share. These competitors may have greater name recognition and more customers which they could use to gain market share to our detriment. We encounter direct competition from other direct providers of phase shifting, OPC, manufacturing data and automated cell generation technologies. These competitors include such companies as Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC solutions, such as IBM. These companies may wish to promote their internally developed products and may be reluctant to purchase products from us or other independent vendors. Our competitors may offer a wider range of products than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. These competitors may also be able to undertake more extensive promotional activities, offer more attractive terms to customers than we do and adopt more aggressive pricing policies. Moreover, our competitors may establish relationships among themselves or with industry partners to enhance their services, including industry partners with which we may desire to establish a relationship.

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

   We have grown rapidly and will need to continue to grow in all areas of operation. If we are unable to successfully integrate and support our existing and new employees, including those employees added as a result of our acquisition of Cadabra, into our operations, we may be unable to implement our business strategy in the time frame we anticipate, or at all. In addition, building and managing the support necessary for our growth places significant demands on our management as well as our limited revenue. These demands have, and may continue to, divert these resources away from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our technical support personnel, to adequately, and accurately, respond to and support our industry partners and customers. If we fail to do this, it could lead to dissatisfaction among our partners or customers, which could slow our growth.

We must continually attract and retain engineering personnel or we will be unable to execute our business strategy.

   We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our rapid growth and expansion. We must continually enhance and introduce new generations of our phase shifting and OPC technologies. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel with the requisite educational background and industry experience. If we lose the services of a significant number of our engineers, it could disrupt our ability to implement our business strategy. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located.

Our chief executive officer and chief technology officer, as well as the co-founders of Transcription and the key executive officers of Cadabra, are critical to our business and they may not remain with us in the future.

   Our future success will depend to a significant extent on the continued services of Y. C. (Buno) Pati, our President and Chief Executive Officer; Yao-Ting Wang, our Chief Technology Officer and Senior Vice President of Engineering; Roger Sturgeon, one of our directors and a senior executive of Transcription; Kevin MacLean, Senior Vice President and General Manager of Transcription; Faysal Sohail, a Senior Vice President of Worldwide Field Operation and Martin Lefebrve, a member of our Office of Technology and senior executive of Cadabra. If we lose the services of any of these key executives, it could slow our product development processes and searching for their replacements could divert our other senior management's time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

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

   Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. The defense of these claims could divert management's attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features in our OPC product. In addition, third parties have advised us of literature which they believe to be relevant to our patents. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of our present or future patents and/or result in costly litigation. In addition, we are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents, or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, a company could invite us to take a patent license. If we do not take the license, the requesting company could contact our industry partners or customers and suggest that they not use our software products because we are not licensed under their patents. This action by the requesting company could affect our relationships with these industry partners and customers and may prevent future industry partners and customers from licensing our software products. The intensely competitive nature of our industry and the important nature of our technologies to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature.

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

   We derive an increasingly significant portion of our revenue from international sales. In 2000, compared to 1999, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 57% and 78%, Asia, 33% and 22%, Europe, 9% and 0%, and other, 1% and 0%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, in October 2000, 47 of our 191 employees as of December 31, 2000 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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

  . greater difficulty in collecting accounts receivable resulting in longer collection periods; and

  .  economic or political instability.

   We may be unable to continue to market our proprietary technologies and software products successfully in international markets.

Our operations are primarily located in California and, as a result, are subject to power loss and other natural disasters.

   Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in or near our principal headquarters in San Jose, California. California is currently experiencing power outages due to a shortage in the supply of power within the state. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers or industry partners may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and industry partners, or obtain new customers or industry partners, and could result in loss of revenue. Furthermore, the deregulation of the energy industry in California has caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase. In addition, San Jose exists on or near a known earthquake fault zone. Our facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

We may need to raise additional funds to support our growth or execute our strategy and if we are unable to do so, we may be unable to develop or enhance our proprietary technologies and software products, respond to competitive pressures or acquire desired businesses or technologies.

   We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

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

   To expand the range of our proprietary technologies and software products, we recently acquired Transcription and Cadabra, and we may acquire or make investments in additional complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. If we do acquire additional companies or make other types of acquisitions, we may have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

The market price of our common stock has been and may continue to be volatile and could decline.

   The market price of our common stock has fluctuated in response to factors, some of which are beyond our control, including:

  .  changes in market valuations of other technology companies;

  .  conditions or trends in the semiconductor industry;

  .  actual or anticipated fluctuations in our operating results;

  . any deviations in net revenue or in losses from levels expected by securities analysts;

  . announcements by us or our competitors of significant technical innovations, contracts, acquisitions or partnerships;

  . volume fluctuations, which are particularly common among highly volatile securities of technology related companies; and

  .  departures of key personnel.

   General political or economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, also could cause the market price of our common stock to decline.

The fluctuations in our stock price could result in securities class action litigation, which could result in substantial costs and diversion of our resources.

   Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources. The share prices of technology companies' stocks have been highly volatile and have recorded lows well below their historical highs. As a result, investors in these companies often buy the stock at high prices only to see the price drop a short time later, resulting in a drop in value in the stock holdings of these investors. Our stock may not trade at the same levels as other technology stocks, or at its historical prices.

Item 7a: Quantitative and Qualitative Disclosures about Market Risk

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

Item 8: Financial Statements and Supplementary Data

   The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page 38 of this Annual Report on Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   Pursuant to Paragraph (3) of the General Instructions to Form 10-K, the information required by Part III of this Form 10-K are incorporated by reference from the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders ("the Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2000.

Item 10: Directors and Executive Officers of the Registrant

   (a) Information with respect to directors of the registrant appears in the registrant's Proxy Statement under "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference. Information with respect to executive officers appears in Part I of this Form 10-K.

   (b) Information with respect to compliance with Section 16(a) of the Exchange Act appears in the registrant's Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance." This portion of the Proxy Statement is incorporated herein by reference.

Item 11: Executive Compensation

   Information with respect to executive compensation appears in the registrant's Proxy Statement under "Executive Compensation." This portion of the Proxy Statement is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

   Information with respect to certain beneficial owners and management of the registrant appears in the registrant's Proxy Statement, under "Share Ownership by Principal Stockholders and Management." This portion of the Proxy Statement is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

   Information with respect to certain relationships and related transactions appears in the registrant's Proxy Statement under "Related Party
Transactions." This portion of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

  (1) Financial Statements:

    Report of Independent Accountants

    Consolidated Balance Sheets at December 31, 2000 and December 31, 1999

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

    Consolidated Statements of Stockholders' Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2000

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

    Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules:

    Financial Statement Schedules have been omitted as the information required to be set forth therein is not applicable or is readily available in the financial statements or notes thereto.

  (3) Exhibits:

    The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

  (b) Reports on Form 8-K:

   On November 2, 2000, the registrant filed on Form 8-K with the Securities and Exchange Commission announcing the closing of the acquisition by the registrant of Cadabra Design Automation Inc. On December 22, 2000, the registrant filed a Form 8-K/A to its November 2, 2000 Form 8-K filing to include the financial statements of Cadabra Design Automation Inc. and the pro forma financial information of the registrant required by the November 2, 2000 Form 8-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Numerical Technologies, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Numerical Technologies, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 17, 2001

                          NUMERICAL TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 30,607  $ 13,486
  Short-term investments...................................   23,281       --
  Accounts receivable......................................    4,983     1,819
  Prepaid and other........................................    3,177       394
                                                            --------  --------
    Total current assets...................................   62,048    15,699
Property and equipment, net................................    3,209     1,613
Goodwill and other intangible assets.......................  175,402       --
Other assets...............................................      315       293
                                                            --------  --------
                                                            $240,974  $ 17,605
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  3,208  $    613
  Accrued expenses and other liabilities...................    4,608     1,945
  Deferred revenue.........................................    6,320     2,642
                                                            --------  --------
    Total current liabilities..............................   14,136     5,200
                                                            --------  --------
Deferred tax liability.....................................    7,704       --
                                                            --------  --------
Commitments (See Note 4)

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value:
   Authorized: 5,000 shares;
   Issued and outstanding: none and 8,103 shares in 2000
    and 1999, respectively.................................      --          1
  Common stock, $0.0001 par value:
   Authorized: 100,000 shares;
   Issued and outstanding: 32,834 and 9,570 shares in 2000
    and 1999, respectively.................................        3         1
Additional paid in capital.................................  319,541    50,100
Receivable from stockholders...............................   (4,050)     (315)
Deferred stock compensation................................  (30,572)  (21,220)
Accumulated deficit........................................  (65,751)  (16,162)
Accumluated other comprehensive loss.......................      (37)      --
                                                            --------  --------
    Total stockholders' equity.............................  219,134    12,405
                                                            --------  --------
                                                            $240,974  $ 17,605
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                          NUMERICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
Revenue........................................... $ 23,340  $ 5,492  $   736
                                                   --------  -------  -------
Costs and expenses:
  Cost of revenue.................................    2,167      307      127
  Research and development........................   12,627    4,627    2,671
  Sales and marketing.............................    9,161    4,163    1,404
  General and administrative......................    4,494    1,266    2,306
  Depreciation and amortization...................   24,820      340       99
  Acquired in-process research and development....    1,930      --       --
  Amortization of deferred stock compensation
   (*)............................................   18,766    3,990      862
                                                   --------  -------  -------
    Total costs and expenses......................   73,965   14,693    7,469
                                                   --------  -------  -------
Loss from operations..............................  (50,625)  (9,201)  (6,733)
Interest expense..................................     (893)     --       --
Interest income...................................    2,960      373      182
                                                   --------  -------  -------
Loss before provision for income taxes............  (48,558)  (8,828)  (6,551)
Provision for income taxes........................      253      --       --
                                                   --------  -------  -------
Net loss..........................................  (48,811)  (8,828)  (6,551)
Deemed dividend related to beneficial conversion
 of Series C preferred stock warrants.............      778      --       --
                                                   --------  -------  -------
Net loss allocable to common stockholders......... $(49,589) $(8,828) $(6,551)
                                                   ========  =======  =======
Net loss per common share, basic and diluted...... $  (2.27) $ (1.26) $ (0.89)
                                                   ========  =======  =======
Weighted average common shares, basic and
 diluted..........................................   21,827    7,019    7,373
                                                   ========  =======  =======

(*) Amortization of Deferred Stock Compensation:
  Cost of revenue................................. $    863  $   118  $    22
  Research and development........................    8,776    1,836      465
  Sales and marketing.............................    3,619    1,444      361
  General and administrative......................    5,508      592       14
                                                   --------  -------  -------
                                                   $ 18,766  $ 3,990  $   862
                                                   ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                         NUMERICAL TECHNOLOGIES, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                    Convertible
                     Preferred                                                                      Accumlated
                       Stock        Common Stock   Additional  Receivable    Deferred                  Other
                   ---------------  --------------  Paid in       from        Stock     Accumlated Comprehensive
                   Shares   Amount  Shares  Amount  Capital   Stockholders Compensation  Deficit       Loss       Total
                   -------  ------  ------  ------ ---------- ------------ ------------ ---------- ------------- --------
Balance at
December 31,
1997.............    3,300  $ --     7,930   $  1   $  1,307    $   (50)     $    --     $   (783)     $ --      $    475
Exercise of
common stock
options..........      --     --       825    --          61         (5)          --          --         --            56
Return of common
stock............      --     --      (525)   --         --         --            --          --         --           --
Repurchase of
common stock.....      --     --      (503)   --          (2)       --            --          --         --            (2)
Issuance of
Series C
preferred stock
and warrants, net
of issuance costs
of $47...........    2,445      1      --     --       7,924        --            --          --         --         7,925
Repayment of note
receivable.......      --     --       --     --         --          50           --          --         --            50
Deferred stock
compensation
related to grants
of stock.........      --     --       --     --       2,800        --         (2,800)        --         --           --
Amortization of
deferred stock
compensation.....      --     --       --     --         --         --            862         --         --           862
Net loss.........      --     --       --     --         --         --            --       (6,551)       --        (6,551)
                   -------  -----   ------   ----   --------    -------      --------    --------      -----     --------
Balance at
December 31,
1998.............    5,745      1    7,727      1     12,090         (5)       (1,938)     (7,334)       --         2,815
Exercise of
common stock
options..........      --     --     2,001    --       1,333       (315)          --          --         --         1,018
Repurchase of
common stock.....      --     --      (158)   --         (20)       --            --          --         --           (20)
Issuance of
Series D
preferred stock,
net of issuance
costs of $455....    2,358    --       --     --      13,425        --            --          --         --        13,425
Repayment of note
receivable.......      --     --       --     --         --           5           --          --         --             5
Deferred stock
compensation
related to grants
of stock options
and issuance of
common stock.....      --     --       --     --      23,272        --        (23,272)        --         --           --
Amortization of
deferred stock
compensation.....      --     --       --     --         --         --          3,990         --         --         3,990
Net loss.........      --     --       --     --         --         --            --       (8,828)       --        (8,828)
                   -------  -----   ------   ----   --------    -------      --------    --------      -----     --------
Balance at
December 31,
1999.............    8,103      1    9,570      1     50,100       (315)      (21,220)    (16,162)       --        12,405
Stock and options
issued in
connection with
acquisitions.....    3,810    --     2,671    --     165,942        --        (12,594)        --         --       153,348
Exercise of
common stock
options..........      --     --     2,411    --       5,290     (3,772)          --          --         --         1,518
Repurchase of
common stock.....      --     --      (287)   --        (237)       --            --          --         --          (237)
Repayment of
notes
receivable.......      --     --       --     --         --          37           --          --         --            37
Common stock
issued in
connection with
initial public
offering.........      --     --     6,364      1     81,162        --            --          --         --        81,163
Exercise of
preferred stock
warrants,
including deemed
dividend.........      109    --       --     --         778        --            --         (778)       --           --
Conversion of
preferred stock..  (12,022)    (1)  12,022      1        --         --            --          --         --           --
Deferred stock
compensation
related to grants
of stock options
and issuance of
common stock.....      --     --       --     --      21,109        --        (21,109)        --         --           --
Amortization of
deferred stock
compensation.....      --     --       --     --         --         --         18,766         --         --        18,766
Deferred stock
compensation
related to
cancellation of
stock options....      --     --       --     --      (5,585)       --          5,585         --         --           --
Shares issued
under employee
stock purchase
plan.............      --     --        83    --         982        --            --          --         --           982

Net loss.........      --     --       --     --         --         --            --      (48,811)       --       (48,811)
Foreign currency
translation
adjustment.......      --     --       --     --         --         --            --          --         (37)         (37)
                                                                                                                 --------
Comprehensive
loss.............      --     --       --     --         --         --            --          --         --       (48,848)
                   -------  -----   ------   ----   --------    -------      --------    --------      -----     --------
Balance at
December 31,
2000.............      --   $ --    32,834   $  3   $319,541    $(4,050)     $(30,572)   $(65,751)     $ (37)    $219,134
                   =======  =====   ======   ====   ========    =======      ========    ========      =====     ========

  The accompanying notes are an integral part of these financial statements.

                          NUMERICAL TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   ---------  -------  -------
Cash flows from operating activities:
Net loss.......................................... $ (48,811) $(8,828) $(6,551)
Adjustments to reconcile net loss to cash used in
 operating activities:
  Depreciation....................................     1,156      340       99
  Amortization of acquired intangibles............    23,664      --       --
  Acquired in-process research and development....     1,930      --       --
  Amortization of deferred stock compensation.....    18,766    3,990      862
  Changes in assets and liabilities:
    Accounts receivable...........................      (225)    (736)    (758)
    Prepaid and other.............................    (1,107)    (334)     (67)
    Other assets..................................       (22)    (254)     (31)
    Accounts payable..............................    (1,273)     374      111
    Accrued expenses and other liabilities........      (712)     604    1,244
    Deferred revenue..............................     1,863      426    1,834
                                                   ---------  -------  -------
      Net cash used in operating activities.......    (4,771)  (4,418)  (3,257)
                                                   ---------  -------  -------
Cash flows from investing activities:
  Proceeds from sales of short-term investments...    13,210      --       --
  Purchases of short-term investments.............   (36,491)     --       --
  Purchases of property and equipment.............    (1,957)  (1,497)    (455)
  Cash received in acquisition of Cadabra.........     3,704      --       --
                                                   ---------  -------  -------
      Net cash used in investing activities.......   (21,534)  (1,497)    (455)
                                                   ---------  -------  -------
Cash flows from financing activities:
  Proceeds from initial public offering...........    81,163      --       --
  Repayment of notes payable......................   (40,000)     --       --
  Proceeds from exercise of common stock options..     1,518    1,018       56
  Proceeds from issuance of preferred stock.......       --    13,425    7,925
  Proceeds from employee stock purchase plan......       982      --       --
  Repurchase of common stock......................      (237)     (20)      (2)
  Repayment of notes receivable for preferred and
   common stock...................................        37        5       50
  Proceeds from related party loan................       --       --       250
  Repayment of related party loan.................       --       --      (250)
                                                   ---------  -------  -------
      Net cash provided by financing activities...    43,463   14,428    8,029
                                                   ---------  -------  -------
Effect of foreign currency translation on cash
 flows............................................       (37)     --       --
                                                   ---------  -------  -------
Net increase in cash and cash equivalents.........    17,121    8,513    4,317
Cash and cash equivalents at beginning of year....    13,486    4,973      656
                                                   ---------  -------  -------
Cash and cash equivalents at end of year.......... $  30,607  $13,486  $ 4,973
                                                   =========  =======  =======
Supplemental cash flow disclosures:
  Stockholder notes receivable exchanged for
   common stock or preferred stock................ $   3,772  $   315  $     5
  Interest paid...................................       893      --       --
  Deemed dividend on preferred stock..............       778      --       --
  Stock and options issued in connection with
   acquisitions...................................   153,348      --       --

   The accompanying notes are an integral part of these financial statements.

                         NUMERICAL TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Business and Summary of Significant Accounting Policies

Nature of business

   Numerical Technologies, Inc. (the "Company") designs and develops proprietary technologies and software products that enable the design and manufacture of integrated circuits with subwavelength feature sizes. The Company markets and sells its products and services to semiconductor manufacturers, resellers and original equipment manufacturers primarily in North America, Europe, and Asia.

Reincorporation

   In January 2000, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock.

Stock Split

   In January 2000, the Company's Board of Directors approved a three-for-two share split of the Company's preferred stock and common stock. The share split was effective upon the closing of the Company's April 2000 initial public offering. All share and per share information have been adjusted to reflect the reincorporation and the share split.

Initial Public Offering

   In April 2000, the Company completed its initial public offering (IPO) of 6,364,000 shares of common stock (including 830,000 shares purchased by the underwriters over-allotment option) at $14.00 per share. Net proceeds totaled $81.2 million, net of issuance costs. At the closing of the offering, all of the then issued and outstanding shares of preferred stock were converted into shares of common stock.

Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain risks and concentrations

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with financial institutions that management believes to be creditworthy.

   The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company had amounts receivable from two customers representing 23% of accounts receivable and from one customer representing 86% at December 31, 2000 and 1999, respectively. The Company has experienced no losses and does not consider allowance for doubtful accounts necessary at December 31, 2000 and 1999.

   In 2000, one customer accounted for 24% of total revenue. In 1999, three customers accounted for 23%, 17%, and 16% of total revenue. In 1998, three customers accounted for 52%, 37% and 14% of total revenue.

                         NUMERICAL TECHNOLOGIES, INC.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

   The carrying amount of the Company's financial instruments, including cash and cash equivalents, short- term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The effective date for SFAS No. 133 for the Company is January 1, 2001. At the current time, the Company does not have any derivative instruments, nor has it engaged in hedging activities to date.

Cash, cash equivalents and short-term investments

   Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all marketable securities have had contractual maturities of one year or less and have been classified as held-to-maturity. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

   The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents.

Property and equipment

   Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in the statement of operations. Expenditures for repair and maintenance are charged to expense as incurred.

Goodwill And Other Intangible Assets

   Intangible assets represent purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trade names, assembled workforces, covenants-not-to-compete and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 2 to 5 years.

                         NUMERICAL TECHNOLOGIES, INC.

Long-lived assets

   Long-lived assets, such as goodwill, other intangibles and property and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses were incurred in the periods presented.

Software development costs

   Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

Income taxes

   Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue recognition

   The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as amended by SOP 98-4 and 98-9. The Company's revenue is derived from intellectual property, software licenses and maintenance and technical services. Revenue is recognized for the various contract elements based upon vendor-specific objective evidence ("VSOE") of fair value of each element. If VSOE of fair value does not exist but postcontract customer services ("PCS") is the only undelivered element, the Company recognizes the fee including up-front payments for licenses, under the arrangement ratably over the contractual PCS period. To date, the Company has not established VSOE for the service or annual maintenance elements of many of its products. License revenue, including up-front fees, is recognized when persuasive evidence of an arrangement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Revenue for technical services is recognized as the services are performed or on a percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently. Maintenance services are typically priced based on a percentage of the license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues includes billings in excess of recognized revenue and payments received in advance of revenue recognition.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We

                         NUMERICAL TECHNOLOGIES, INC.

implemented the guidelines of SAB 101 effective January 1, 2000. The adoption of SAB 101 did not have a material effect on our consolidated financial statements.

Stock-based compensation

   The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"). Deferred compensation recognized under APB No. 25 is amortized over the vesting period on an accelerated basis using the model presented in Financial Accounting Standards Board Interpretation No. 28 ("FIN No. 28"), "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively, for options with a four-year vesting period.

   In March 2000, the Financial Accounting Statements Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of provisions of FIN No. 44 did not have a material effect on the Company's Consolidated Financial statements.

Net loss per share

   The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the periods presented because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred shares, are only considered when their effect would be dilutive. In 2000, 1999 and 1998, 8,125,000, 11,976,000, and 7,580,000, respectively, antidilutive securities, including options, warrants and convertible preferred stock, were excluded from the net loss per share computation.

Comprehensive income

   The Company adopted Statement of Financial Accounting Standards No. 130, ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments. Total comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders' Equity and Comprehensive Loss. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets.

                         NUMERICAL TECHNOLOGIES, INC.

NOTE 2--Acquisitions

   On January 1, 2000, the Company acquired Transcription Enterprises Ltd. ("Transcription"), a company incorporated in California. Under the terms of the acquisition, the Company issued approximately 3,810,000 shares of Series E Convertible Preferred Stock and $40.0 million in notes payable for all of the outstanding stock of Transcription. The total purchase price was approximately $86.0 million, including acquisition costs of approximately $250,000. The transaction was accounted for under the purchase method of accounting.

   On October 27, 2000, the Company acquired Cadabra Design Automation Inc. (Cadabra), a limited liability company incorporated in Nova Scotia, Canada. Under the terms of the acquisition, the Company issued approximately
2,671,000 shares and 528,000 options to purchase the Company's common stock in exchange for all of the outstanding stock and as replacement of all the outstanding options of Cadabra. The total purchase price was approximately $110.6 million, including acquisition costs of approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting.

   The allocations of the purchase prices are as follows (in thousands, except useful life):

                                                                         Useful
                                                                         Life in
                                                  Transcription Cadabra   Years
                                                  ------------- -------- -------
   Net tangible assets...........................    $   244    $  1,964   N/A
   In process research and development...........        300       1,630   N/A
   Developed technology..........................      7,400         660   4-5
   Customer base.................................     14,300       5,040   4-5
   Covenants not to compete......................      2,700       2,290   2-3
   Work force....................................      1,500       1,800   2-4
   Trade name....................................        200         --      5
   Deferred tax liabilities, net.................     (6,454)        --    N/A
   Goodwill......................................     65,780      97,244   4-5
                                                     -------    --------
     Total consideration.........................     85,970     110,628
   Deferred stock compensation...................        --       12,594
                                                     -------    --------
     Total.......................................    $85,970    $123,222
                                                     =======    ========

   The purchase price was allocated to the identifiable assets acquired and the liabilities assumed based upon the fair market value on the acquisition date. The value assigned to developed technology and acquired in-process research and development was determined through interviews, analysis of data provided by management of the acquired company concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounts allocated to indentifiable intangible assets are amortized over their estimated useful lifes. The excess amount of the purchase price over the fair market value of the identifiable assets acquired is accounted for as goodwill and is being amortized over the estimated useful life of four to five years. The valuation for the intangible assets has been determined using management's assumptions and the report from an independent appraiser.

                         NUMERICAL TECHNOLOGIES, INC.

   The value of deferred compensation of approximately $12.6 million was derived using the guidance of FIN No. 44, the intrinsic value of unvested options and employment escrow shares, and the remaining vesting periods of unvested options and the employment escrow shares. The deferred compensation is being amortized on a graded basis using the multiple options method over the remaining estimated lives of the options and the escrow period of the employment escrow shares.

   The projects identified as in-process technology are those that were underway at the time of the acquisitions and at the date of the acquisition required additional effort to establish technological feasibility. These projects have identifiable technological risk factors which indicate that even though successful completion is expected, it is not assured. If an identified project is not successfully completed, there is no alternative future use for the project and the expected future income will not be realized.

 Unaudited Pro Forma Information

   The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding charges for acquired in-process research and development, as if the acquisitions of Transcription and Cadabra had occurred on January 1, 1999 and does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1999 or of results which may occur in the future.

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands,
                                                            except per share
                                                                amounts)
   Net sales............................................... $ 26,829  $ 23,142
   Net loss allocable to common stockholders............... $(83,430) $(57,754)
   Loss per share.......................................... $  (3.54) $  (6.30)

NOTE 3--Balance Sheet Detail

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Prepaid and other current assets:
     Employee and officer notes receivable..................... $ 1,367  $   58
     Deferred tax asset........................................   1,250     --
     Other prepaids and current assets.........................     560     336
                                                                -------  ------
                                                                $ 3,177  $  394
                                                                =======  ======
   Property and equipment:
     Computer equipment........................................ $ 3,268  $1,362
     Furniture and equipment...................................   1,034     490
     Computer software.........................................     537     234
                                                                -------  ------
                                                                  4,839   2,086
   Less accumulated depreciation...............................  (1,630)   (473)
                                                                -------  ------
                                                                $ 3,209  $1,613
                                                                =======  ======
   Accrued expenses:
     Payroll and related expenses.............................. $ 3,293  $1,204
     Other accrued expenses....................................   1,315     741
                                                                -------  ------
                                                                $ 4,608  $1,945
                                                                =======  ======

                         NUMERICAL TECHNOLOGIES, INC.

NOTE 4--Commitments

Operating leases

   The Company leases its facilities, primarily in California and Canada, under noncancelable operating leases which expire at various dates through January 2006. The lease for the Company's San Jose, California headquarters contains a three-year renewal option and requires a security deposit of $272,000 in the form of cash and a letter of credit. The letter of credit is secured by a $204,000 certificate of deposit, which was considered restricted cash at December 31, 2000. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the periods, and has accrued for rent expense incurred but not paid. The Company is responsible for maintenance, insurance and taxes under its leases.

   Minimum lease payments as of December 31, 2000 for noncancelable operating leases are as follows:

   Year                                                           Lease Payments
   ----                                                           --------------
                                                                  (in thousands)
   2001..........................................................     $1,452
   2002..........................................................      1,317
   2003..........................................................      1,338
   2004..........................................................      1,041
   2005..........................................................        189
   Thereafter....................................................         16
                                                                      ------
                                                                      $5,353
                                                                      ======

   Rent expense was $963,000, $474,000 and $229,000 for 2000, 1999 and 1998,
respectively.

NOTE 5--Capital Stock

Preferred Stock

   Effective April 2000, the stockholders of the Company approved an amendment to the Company's certificate of incorporation authorizing 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or designation of the series.

Exchangeable Shares of Cadabra Design Automation, Inc.

   On October 27, 2000, in connection with the acquisition of Cadabra, the Company caused to be issued 2,641,000 exchangeable shares in the capital of Cadabra Design Automation Inc. (Numerical Canada), a newly-formed, wholly-owned subsidiary of the Company. Each holder of such exchangeable shares has the right, at any time, to exchange such shares on a one-to-one basis into common stock of the Company. All outstanding exchangeable shares will be automatically converted into shares of common stock of the Company no later than October 27, 2005. The exchangeable shares have voting rights and characteristics equivalent in economic effect to the rights of the holders of common stock of the Company.

Stock Option Plans

   On January 24, 2000, the Company approved the 2000 Stock Option/Stock Issuance Plan (the "2000 Plan"), under which all remaining shares available for grant under the Company's 1997 Stock Option Plan (the "1997

                         NUMERICAL TECHNOLOGIES, INC.

Plan") and 3,000,000 additional shares of the Company's common stock were authorized for issuance. The 2000 Plan is intended to serve as a successor to the 1997 Plan. As of December 31, 2000, the Company had reserved approximately 653,000 shares of common stock for future issuance to employees and directors under the 2000 Plan. At December 31, 2000, no options were available for further grant under the 1997 Plan and the other various plans the Company assumed during the year as a result of the Cadabra acquisition.

   Under the 1997 Plan and the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to option. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant.

   Options granted under the 1997 Plan were eligible for exercise in whole or in part prior to vesting. Certain options granted under the 2000 Plan, subject to approval by the Board of Directors, are also eligible for exercise in whole or in part prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. At December 31, 2000, 2,985,000 shares were subject to repurchase at an average price of $1.75.

   Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director who first becomes a Board member after the date of the initial public offering may be granted options for up to 30,000 shares. In addition, each nonemployee director may be granted options for up to 7,500 shares annually.

   The following table summarizes option activity through December 31, 2000:

                                                        Outstanding Shares
                                                   -----------------------------
                                          Shares   Number     Price     Average
                                         Available   of        Per      Exercise
                                         for Grant Shares     Share      Price
                                         --------- ------  ------------ --------
                                            (In thousands, except per share
                                                        amounts)
Balances at December 31, 1997...........     202       57     $0.07      $0.07
Increase in authorized shares...........   1,591
Options granted.........................  (1,236)   1,236  $0.03-$ 0.17  $0.17
Options exercised.......................             (825) $0.03-$ 0.17  $0.33
Shares repurchased......................      35           $0.03-$ 0.17  $0.05
Options cancelled.......................      47      (47)    $0.33      $0.08
                                          ------   ------
Balances at December 31, 1998...........     639      421     $0.33      $0.33
Increase in authorized shares...........   3,498
Options granted.........................  (3,019)   3,019  $0.33-$ 1.00  $0.81
Options exercised.......................           (2,001) $0.03-$ 1.00  $0.67
Shares repurchased......................     158           $0.03-$ 0.33  $0.12
Options cancelled.......................      31      (31)    $0.33      $0.33
                                          ------   ------
Balances at December 31, 1999...........   1,307    1,408  $0.33-$ 1.00  $0.88
Increase in authorized shares...........   3,528
Options granted.........................  (4,811)   4,811  $0.00-$44.88  $7.75
Options exercised.......................           (2,411) $0.33-$12.00  $2.20
Shares repurchased......................     288           $0.07-$ 1.00  $0.82
Options cancelled.......................     341     (353) $0.33-$30.38  $2.60
                                          ------   ------
Balance at December 31, 2000............     653    3,455  $0.00-$44.88  $9.34
                                          ======   ======

                         NUMERICAL TECHNOLOGIES, INC.

   The following table summarizes information about options outstanding at December 31, 2000:

                                  Options Outstanding          Options Exercisable
                         ------------------------------------- --------------------
                                     Weighted Average Weighted             Weighted
                                        Remaining     Average              Average
                           Number    Contractual Life Exercise   Number    Exercise
Range of Exercise Price  Outstanding    (In Years)     Price   Exercisable  Price
-----------------------  ----------- ---------------- -------- ----------- --------
                                  (In thousands, except per share amounts)
$ 0.00-$ 1.00...........      765          9.07        $ 0.67       765     $ 0.67
$ 1.24-$ 4.77...........      319          8.10          2.72       315       2.69
$ 7.15-$ 8.03...........      351          8.44          7.81        79       7.80
$12.00..................      396          9.22         12.00         2      12.00
$12.50..................    1,481          9.93         12.50       --         --
$19.08-$44.88...........      143          9.56         34.19       --         --
                            -----          ----        ------     -----     ------
                            3,455          9.32        $ 9.34     1,161     $ 1.73
                            =====                                 =====

2000 Employee Stock Purchase Plan

   On January 24, 2000, the Company approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP") and authorized 300,000 shares to be issued under the ESPP. Under the ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of: the fair market value of the shares at (i) the beginning of a rolling twenty-four month offering period, or (ii) the end of each semi-annual purchase period. The ESPP was effective upon the effective date of the Company's April 2000 initial public offering.

Deferred Stock Compensation

   During 2000, 1999 and 1998, the Company generally issued stock options under the 1997 Plan and the 2000 Plan at exercise prices deemed by the Board of Directors at the date of grant to be the fair value. In anticipation of the Company's IPO, the Company subsequently determined that, for financial statement purposes, the estimated value of its common stock for certain stock options granted prior to the IPO was in excess of the exercise prices. Accordingly, the Company has recorded deferred compensation for the difference between the purchase price of common stock issued to employees under stock options and the fair market value of the Company's common stock at the date of grant. This deferred compensation is amortized to expense over the period during which the Company's right to repurchase the common stock lapses or options become exercisable, generally four years. At December 31, 2000, the Company had recorded deferred compensation related to these options in the total amount, net of cancellations, of $37.6 million.

   In conjunction with the acquisition of Cadabra in October 2000, the Company issued stock options to officers of Cadabra to purchase 200,000 shares of the Company's common stock at a value that was less than market value. In addition, the Company assumed the existing option plans of Cadabra and issued 528,000 options as replacements for all existing options under the assumed plans. The Company recognized deferred compensation of $6.0 million associated with these options which is being amortized over the vesting periods of these options.

   The Company issued 528,000 shares of the Company's common stock to officers of Cadabra in connection with the October 2000 acquisition which are being held in employment escrow accounts. These shares will be released in accordance with a three-year vesting schedule, contingent upon the continued employment of the officers. Accordingly, the Company has recognized deferred compensation of approximately $10.6 million which is being amortized over the three-year vesting periods of the shares. No such shares had vested as of December 31, 2000.

                         NUMERICAL TECHNOLOGIES, INC.

   The Company had charges for amortization of deferred compensation related to equity transactions of $18,766,000, $3,990,000 and $862,000 during 2000,
1999 and 1998, respectively.

Pro forma stock-based compensation

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock under the fair value method of that statement. The fair value of options granted in 2000, 1999, and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         Stock
                                                      Stock Option      Purchase
                                                          Plans           Plan
                                                     -----------------  --------
                                                     2000   1999  1998    2000
                                                     -----  ----  ----  --------
   Risk-free interest rate..........................   6.0% 5.8%  5.5%     5.0%
   Expected life (years)............................     5    5     5      0.5
   Volatility Factor................................ 222.5% 0.0%  0.0%   222.5%
   Expected Dividend Yield..........................   0.0% 0.0%  0.0%     0.0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 4,811,000 options, including options assumed through acquisitions, were granted during 2000 with a weighted-average exercise price and weighted-average fair value of $7.75 and $14.06, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during 1999 was $.81 and $11.85 per share, respectively. The weighted average exercise price and weighted average fair value of stock options granted during 1998 was $0.17 and $3.45, respectively.

   Had compensation expense for the stock option and stock purchase plans been determined based on the fair value at the grant date for options granted in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2000     1999     1998
                                                    --------  -------  -------
                                                     (in thousands, except
                                                        per share data)
   Net loss allocable to common stockholders
     As reported................................... $(49,589) $(8,828) $(6,551)
                                                    ========  =======  =======
     Pro forma..................................... $(62,235) $(8,946) $(6,558)
                                                    ========  =======  =======
   Net loss per common share, basic and diluted
     As reported................................... $  (2.27) $ (1.26) $ (0.89)
                                                    ========  =======  =======
     Pro forma..................................... $  (2.85) $ (1.26) $ (0.89)
                                                    ========  =======  =======

   The increases in the pro forma amounts above reflect the incremental fair value over the intrinsic value recognized as part of deferred stock compensation.

                         NUMERICAL TECHNOLOGIES, INC.

 Warrants

   In June 1998, in connection with the issuance of Series C preferred stock, the Company issued immediately exercisable warrants to purchase 150,000 shares of the Company's Series C preferred stock at an exercise price of $3.26 per share. The warrants were exercised and the preferred stock exchanged for common stock as part of the April 2000 initial public offering. As a result, $778,000 in deemed dividends on the preferred stock conversion was incurred in 2000.

 Notes receivable from Stockholders

   During 2000 and 1999, officers of the Company exercised stock options in exchange for notes receivable totaling $3,772,000 and $315,000, respectively. The notes, which are secured by the underlying shares of common stock, accrue interest at rates ranging from 4.9% to 8.0% per annum, and are payable, with principal, in 2001 through 2002.

NOTE 6--Income Taxes

   The provision for income taxes consisted of (in thousands):

                                                 Year Ended December 31,
                                                 ---------------------------
                                                  2000      1999      1998
                                                 -------   -------   -------
   State:
     Current.................................... $     2   $    --   $    --
   Foreign:
     Current....................................     251        --        --
                                                 -------   -------   -------
   Total provision for income taxes............. $   253   $    --   $    --
                                                 =======   =======   =======

   The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences for the years summarized below:

                                                 Year Ended December 31,
                                                 ---------------------------
                                                  2000      1999      1998
                                                 -------   -------   -------
   Income taxes (benefit) computed at federal
    statutory rate .............................   (34.0)%   (34.0)%   (34.0)%
   State taxes, net of federal benefit..........    (1.2)     (3.2)     (3.2)
   Non-deductible acquired in-process research
    and development.............................     1.3       --        --
   Non-deductible amortization of goodwill......    11.7       --        --
   Non-deductible amortization of deferred
    compensation................................    13.1      15.4       4.5
   No benefit from net losses of foreign
    subsidiaries................................     0.8       --        --
   Tax credits..................................    (2.4)     (1.7)     (0.8)
   Change in valuation allowance................     8.0      28.4      30.5
   Other........................................     3.2      (4.9)      3.0
                                                 -------   -------   -------
   Income tax expense...........................     0.5 %     0.0 %     0.0 %
                                                 =======   =======   =======

                         NUMERICAL TECHNOLOGIES, INC.

   The components of the net deferred tax assets and liabilities are presented below (in thousands):

                                                         December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
   Deferred tax assets:
   Net operating loss carryforwards............... $  5,183  $ 2,675  $ 1,323
   Research and development tax credit
    carryforwards.................................    1,625      382      222
   Foreign tax credit carryover...................      233
   Capitalized research and development costs.....      857      --       --
   Accruals.......................................      310    1,444      450
                                                   --------  -------  -------
   Total deferred tax assets......................    8,208    4,501    1,995
   Valuation allowance............................   (2,945)  (4,501)  (1,995)
                                                   --------  -------  -------
   Net deferred tax assets........................    5,263      --       --
                                                   --------  -------  -------
   Deferred tax liabilities:
   Acquisition related items......................  (11,717)     --       --
                                                   --------  -------  -------
   Total deferred tax liabilities.................  (11,717)     --       --
                                                   --------  -------  -------
     Total net deferred tax liabilities........... $ (6,454) $   --   $   --
                                                   ========  =======  =======

   The Company has established a valuation allowance against certain of its deferred tax assets due to the uncertainty surrounding the realization of such assets. Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance is reduced.

   In 2000, the Company completed the acquisitions of Transcription and Cadabra. These acquisitions were accounted for under the purchase method of accounting. The purchase price of these companies was in excess of the carryover tax basis of the assets acquired, resulting in the recognition of a deferred tax liability. Since the Company may elect to file consolidated returns on an ongoing basis, the future taxable differences may be offset by the Company's future deductible differences, primarily net operating loss carryforwards. As a result, a valuation allowance was no longer required against certain of the Company's deferred tax assets and accordingly was released, reducing the goodwill resulting from the acquisitions.

   The Company had the following carryforwards and credits at December 31, 2000:

                                                  Expiration Date     Amount
                                                  --------------- --------------
                                                                  (in thousands)
   Net operating loss carryforwards
     Federal.....................................    2010-2020       $11,265
     State.......................................    2003-2005         5,505
   Research and development credits
     Federal.....................................         2005       $   845
     State.......................................   Indefinite           528

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

                         NUMERICAL TECHNOLOGIES, INC.

NOTE 7--Related Party Transactions

   In November 2000, a loan was granted to an officer and stockholder of the Company for $1.1 million. The loan, which is secured by the assets of the officer and stockholder, is non-interest bearing and is payable in full in May 2001.

   During 1998, the Chairman and Chief Executive Officer of the Company loaned the Company $250,000 for a period of two months at an annual interest rate of 8%. The loan was repaid in 1998.

NOTE 8--Employee Benefit Plan

   The Company sponsors the Numerical Technologies, Inc. 401(k) Retirement Plan (the "401(k) Plan"). The 401(k) Plan provides for tax deferred automatic salary deductions. Under the terms of the 401(k) Plan, employees over the age of 21 are eligible to participate after completing three months of employment. The Company is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. No Company contributions were made to the 401(k) Plan in 2000, 1999 or 1998.

NOTE 9--Operating Segments

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the "management" approach, which requires the Company to report certain financial information related to continuing operations that is provided to the Company's chief operating decision-maker for the purpose of evaluating financial performance and resource allocation. The Company's chief operating decision-maker reviews revenue by both geography and customer. The Company is not organized into business units nor does it capture expenses or allocate resources based on segmentation of its business. Therefore, the Company believes that it operates in a single segment.

   The following is a summary of the Company's revenue attributed to the geographic regions in which the technology and services are delivered:

                                                            Year Ended December
                                                                    31,
                                                            -------------------
                                                             2000    1999  1998
                                                            ------- ------ ----
   North America (primarily the United States)............. $13,321 $4,300 $626
   Japan...................................................   4,250    516  105
   Asia, excluding Japan...................................   3,539    675  --
   Europe..................................................   1,991      1    5
   Other...................................................     239    --   --
                                                            ------- ------ ----
     Total................................................. $23,340 $5,492 $736
                                                            ======= ====== ====

   The Company has no material long-lived assets outside North America in any of the years presented.

NOTE 10--Quarterly Summary (Unaudited)

                                                       Quarters Ended
                          ------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30, Dec. 31  March 31,  June 30,   Sept.    Dec. 31,
                            1999      1999      1999     1999      2000       2000    30, 2000    2000
                          --------- --------  --------- -------  ---------  --------  --------  --------
                                            (In thousands, except per share data)
Statements of Operations
 Data:
Revenue.................   $1,892   $ 1,089    $   635  $ 1,876  $  3,456   $  4,742  $  6,636  $  8,506
Cost of revenue.........       22        41         70      174       334        296       591       946
Research and
 development............      743       924      1,309    1,651     2,592      3,257     3,386     3,392
Sales and marketing.....      929       886      1,014    1,334     1,798      2,134     2,432     2,797
General and
 administrative.........      187       251        322      506       885      1,204     1,277     1,128
Depreciation and
 amortization...........       70        69        109       92     4,712      4,748     4,811    10,549
Acquired in-process
 research and
 development............      --        --         --       --        300        --        --      1,630
Amortization of deferred
 stock compensation.....      434       714        909    1,933     5,217      5,524     4,865     3,160
Total costs and
 expenses...............    2,385     2,885      3,733    5,690    15,838     17,163    17,362    23,602
Loss from operations....     (493)   (1,796)    (3,098)  (3,814)  (12,382)   (12,421)  (10,726)  (15,096)
Net loss................     (467)   (1,755)    (2,956)  (3,650)  (12,939)   (11,739)   (9,891)  (14,242)
Net loss per share,
 basic and diluted......   $(0.07)  $ (0.25)   $ (0.41) $ (0.50) $  (1.71)  $  (0.50) $  (0.37) $  (0.50)

                               INDEX TO EXHIBITS

   These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

 Exhibit No. Description
 ----------- -----------
     2.1     Agreement and Plan of Reorganization, dated as of December 21,
              1999, between the registrant, Transcription Enterprises Limited,
              Transcription Enterprises, Inc., Kevin MacLean and Roger
              Sturgeon.*

     2.2     Agreement and Plan of Merger between the registrant and Numerical
              Technologies, Inc., a Delaware corporation.*

     2.3 Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia
              Company, Numerical Acquisition Limited, 3047725 Nova Scotia
              Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Fay
              Sohail.**

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

    10.2     2000 Stock Plan and related agreements.*

    10.3     1997 Stock Plan and related agreements.*

    10.4     2000 Employee Stock Purchase Plan and related agreements.*

    10.5 Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

    10.6     Lease Agreement, dated May 10, 1999, between Transcription
              Enterprises, Inc. and Los Gatos Business Park.*

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

 10.20 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

 10.21 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+

 10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+

 10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*

 10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLS-Tencor Corporation.*+

 10.26 Development and Distribution Agreement, dated October 1, 19991, between
        Transcription Enterprises Limited and KLA Instruments Corporation.*+

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

 10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

 10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

 10.31 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

 10.32 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

 10.33 Amendment No. 1 to Lars Herlitz' Stock Option Agreement dated February
        3, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Lars Herlitz.*

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

 10.36 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

 10.37 PSM Software Development and License Agreement, dated as of March 10,
        2000, by and between registrant and Cadence Design Systems, Inc.*+

 10.38 License Agreement, dated March 1, 2000, between registrant and Motorola,
        Inc.***+

 10.39 Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.+

 21.1  Subsidiaries of the registrant.

 23.1  Consent of Independent Accountants.

--------
* Incorporated by reference to the registrant's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on April 6, 2000.

** Incorporated by reference to the registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.

*** Incorporated by reference to the registrant's Quarterly Report on Form 10-
    Q as filed with the Securities and Exchange Commission on May 12, 2000.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NUMERICAL TECHNOLOGIES, INC.

                                                /s/ Yagyensh C. Pati
Dated: March 26, 2001                     By: _________________________________
                                                    Yagyensh C. Pati
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----


      /s/ Yagyensh C. Pati           President, Chief Executive    March 26, 2001
____________________________________  Officer and Director
          Yagyensh C. Pati


      /s/ Richard S. Mora            Chief Financial Officer       March 26, 2001
____________________________________
          Richard S. Mora

     /s/ William H. Davidow          Chairman of the Board         March 26, 2001
____________________________________
         William H. Davidow

       /s/ Yao-Ting Wang             Director                      March 26, 2001
____________________________________
           Yao-Ting Wang

       /s/ Thomas Kailath            Director                      March 26, 2001
 ____________________________________
           Thomas Kailath

        /s/ Harvey Jones             Director                      March 26, 2001
____________________________________
            Harvey Jones

       /s/ Naren K. Gupta            Director                      March 26, 2001
____________________________________
           Naren K. Gupta
