Form 10-Q
period 2001-03-31
NUMERICAL TECHNOLOGIES INC
filed 2001-04-27
CIK 1091226

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

  The number of shares outstanding of the registrant's Common Stock, par value
             $.0001, per share as of April 16, 2001 was 32,966,914.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         NUMERICAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (unaudited)

                                                         March 31,      December 31,
                                                           2001             2000
                                                       ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $  29,869    $  30,607
  Short-term investments                                     24,821       23,281
  Accounts receivable                                         6,002        4,983
  Prepaid and other                                           2,902        3,177
                                                          ---------    ---------
        Total current assets                                 63,594       62,048

Property and equipment, net                                   3,282        3,209
Goodwill and other intangible assets                        163,775      175,402
Other assets                                                    422          315
                                                          ---------    ---------
                                                          $ 231,073    $ 240,974
                                                          =========    =========
LIABILITIES
Current liabilities:
  Accounts payable                                        $   3,057    $   3,208
  Accrued expenses and other liabilities                      4,493        4,608
  Deferred revenue                                            7,700        6,320
                                                          ---------    ---------
        Total current liabilities                            15,250       14,136
                                                          ---------    ---------

Deferred tax liability                                        6,789        7,704
                                                          ---------    ---------

Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: none                                 --           --
Common stock, $0.0001 par value:
    Authorized: 100,000 shares;
    Issued and outstanding: 32,962 and 32,834 shares in
         2001 and 2000, respectively                              3            3
Additional paid in capital                                  319,879      319,541
Receivable from stockholders                                 (3,965)      (4,050)
Deferred stock compensation                                 (24,840)     (30,572)
Accumulated deficit                                         (81,947)     (65,751)
Accumulated other comprehensive loss                            (96)         (37)
                                                          ---------    ---------
        Total stockholder's equity                          209,034      219,134
                                                          ---------    ---------
                                                          $ 231,073    $ 240,974
                                                          =========    =========

      See the accompanying condensed notes to these consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                 For the Three Months Ended
                                                         March 31,
                                                 ---------------------------

                                                       2001        2000
                                                       ----        ----

Revenue                                             $ 10,320    $  3,456
                                                    --------    --------
Costs and expenses:
   Cost of revenue                                       923         334
   Research and development                            3,893       2,592
   Sales and marketing                                 3,622       1,798
   General and administrative                          1,647         885
   Depreciation and amortization                      12,370       5,012
   Amortization of deferred stock compensation(*)      5,732       5,217
                                                    --------    --------
               Total cost and expenses                28,187      15,838
                                                    --------    --------

Loss from operations                                 (17,867)    (12,382)

Interest expense                                          --        (700)
Interest income                                          860         143
                                                    --------    --------
Loss before provision for income taxes               (17,007)    (12,939)

Benefit from income taxes                               (811)         --
                                                    --------    --------
Net loss                                            $(16,196)   $(12,939)
                                                    ========    ========

Net loss per common share basic and diluted         $  (0.55)   $  (1.71)
                                                    ========    ========

Weighted average common shares basic and diluted      29,657       7,570
                                                    ========    ========

(*)Amortization of deferred stock compensation
       Cost of sales                                $    230    $    195
   Research and development                            3,217       2,442
   Marketing and sales                                 1,358       1,256
   General and administrative                            927       1,324
                                                    --------    --------
                                                    $  5,732    $  5,217
                                                    ========    ========

          See the accompanying condensed notes to these consolidated financial statements

                         NUMERICAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2001          2000
                                                                        ----          ----
Cash flows from operating activities:
   Net loss                                                           $(16,196)   $(12,939)
   Adjustments to reconcile net loss to net provided by (cash used)
   in operating activities:
     Depreciation                                                          443         219
     Amortization of deferred stock compensation                         5,732       5,217
     Amortization of acquired intangibles                               11,927       4,793
   Changes in assets and liabilities:
     Accounts receivable                                                (1,019)     (1,554)
     Prepaid and other                                                     275         147
     Other assets                                                         (107)        132
     Accounts payable                                                     (151)        154
     Accrued expenses and other liabilities                               (415)        541
     Deferred revenue                                                    1,380         915
     Deferred tax                                                         (915)         --
                                                                      --------    --------
         Net cash provided by (used in) operating activities               954      (2,375)
                                                                      --------    --------

Cash flows from investing activities:
   Proceeds from sales of short-term investments                        23,169          --
   Purchase of short-term investments                                  (24,709)         --
   Purchase of property and equipment                                     (516)       (327)
                                                                      --------    --------
         Net cash used in investing activities                          (2,056)       (327)
                                                                      --------    --------

Cash flows from financing activities:
   Repayment on notes payable                                               --      (5,000)
   Proceeds from exercise of common stock options                          338       1,092
   Repurchase of common stock                                               --         (13)
   Repayment of notes receivable for common stock                           85          --
                                                                      --------    --------
         Net cash provided by (used in) financing activities               423      (3,921)
                                                                      --------    --------

Effect of foreign currency translation on cash flows                       (59)         --
                                                                      --------    --------

Net decrease in cash and cash equivalents                                 (738)     (6,632)

Cash and cash equivalents at beginning of period                        30,607      13,486
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 29,869    $  6,863
                                                                      ========    ========

Supplemental disclosure of cash flow information:
   Stockholder notes receivable exchanged for common stock            $     --    $  3,771

          See the accompanying condensed notes to these consolidated financial tatements.

                         NUMERICAL TECHNOLOGIES, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - GENERAL

   The unaudited consolidated financial statements have been prepared by Numerical Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998, included in the Company's form 10-K filed with the SEC on March 27, 2001. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

NOTE 2 - ACQUISITION

   On October 27, 2000, the Company acquired Cadabra Design Automation Inc. (Cadabra), a limited liability company incorporated in Nova Scotia, Canada. Under the terms of the acquisition, the Company issued approximately 2,671,000 shares and 528,000 options to purchase the Company's common stock in exchange for all of the outstanding stock and as the assumption of all the outstanding options of Cadabra. The total purchase price was approximately $110.6 million, including acquisition costs of approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting.

    The allocation of the purchase price is as follows (in thousands):

Net tangible assets ................................................. $  1,964
In process research and development..................................    1,630
Developed technology ................................................      660
Customer base .......................................................    5,040
Covenants not to compete ............................................    2,290
Work force ..........................................................    1,800
Goodwill ............................................................   97,244
                                                                      --------
   Total consideration ..............................................  110,628
Deferred Stock Compensation .........................................   12,594
                                                                      --------
   Total ............................................................ $123,222
                                                                      ========

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

    Had the acquisition of Cadabra occurred on January 1, 2000, pro forma combined revenues would have been $4,650 for the three months ended March 31, 2000. Pro forma net loss would have been $22,339,000 or $(2.39) per share. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and amortization of deferred stock compensation related to the acquisition of Cadabra as if the transaction occurred on January 1, 2000.

NOTE 3 - NET LOSS PER SHARE

   Net income per share is computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS 128), "Earnings Per Share," which requires the presentation of basic and diluted net income per share. Basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents includes common shares issuable upon exercise of common stock, conversion of preferred stock and warrants. For the periods presented the Company had losses and therefore all common stock equivalents are excluded from the computation of diluted net loss per share because their effect is antidilutive.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

   The Company adopted Statement of Financial Accounting Standards No. 130, ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments. For the three month period ended March 31, 2001 and 2000, the components of comprehensive income are as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                                         (unaudited)
                                                  -------------------------

                                                     2001        2000
                                                     ----        ----

Net loss                                           $(16,196)   $(12,939)
                                                   --------    --------
Foreign currency translation adjustments                (59)         --
                                                   --------    --------
Total comprehensive loss                           $(16,255)   $(12,939)
                                                   ========    ========



NOTE 5 - LITIGATION

   The Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. On March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. The Company is currently investigating the patents and allegations. This lawsuit is in early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which ruling occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q or made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including without limitation those discussed in the section entitled "Factors That May Affect Our Future Results". These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from current expectations.

Results of Operations

   Revenue. Revenue was $10.3 million for the three months ended March 31, 2001, representing an increase of 199% above the $3.5 million in the comparable three-month period in 2000. The increase was primarily due to the continued adoption of our software and proprietary technology solution by customers throughout the design-to-silicon flow, which was aided by our acquisition of Cadabra Design Automation, Inc., in October 2000.

   Costs and Expenses

   Cost of revenue. Cost of revenue for the three months ended March 31, 2001 increased 176% to $923,000 from $334,000 in the comparable three-month period in 2000. The increase was primarily due to increased cost for engineers associated with maintenance and technical services resulting from our increased customer base. Cost of revenue decreased as a percent of revenue from 10% to 9% for the three months ended March 31, 2000 and 2001 respectively. We anticipate that cost of revenue will increase in dollar amount as we support our expanding number of industry partners and customers and assist our research and development licensees to transition into production. To the extent our revenue increases or decreases due to, among other factors, those described above, our cost of revenue may increase or decrease.

   Research and development. Research and development expenses for the three months ended March 31, 2001 increased 50% to $3.9 million from $2.6 million in the comparable three-month period in 2000. The increase was primarily due to increased cost associated with additional personnel acquired in the acquisition of Cadabra in October 2000 and, to a lesser degree, our expanding research and development efforts in subwavelength technologies and products. Research and development expenses decreased as a percent of revenues from 75% to 38% for the three months ended March 31, 2000 and 2001, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future. We expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our research and development expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

   Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2001 increased 101% to $3.6 million from $1.8 million in the comparable three-month period in 2000. The increase was primarily due to the addition of sales and marketing personnel, increased sales commissions and higher trade show expenses, and to a lesser degree, the cost associated with additional personnel acquired in the acquisition of Cadabra in October 2000. Sales and marketing expenses decreased as a percent of revenue from 52% to 35% for the three months ended March 31, 2000 and 2001, respectively. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our sales and marketing expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

   General and administrative. General and administrative expenses for the three months ended March 31, 2001 increased 86% to $1.6 million from $885,000 in the comparable three-month period in 2000. The increase was primarily the result of increased spending in personnel, personnel-related costs, professional fees and cost associated with being a public company, and to a lesser degree, the cost associated with additional personnel acquired in the acquisition of Cadabra in October 2000. General and administrative expenses decreased as a percent of revenues from 26% to 16% for the three months ended March 31, 2000 and 2001, respectively. We expect that general and administrative will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term. Our general and administrative expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

   Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2001 increased 147% to $12.4 million from $5.0 million in the comparable three-month period in 2000. The increase was primarily the result of amortization of goodwill and other intangible assets associated with the acquisition of Cadabra in October 2000.

   Amortization of deferred stock compensation. Amortization of deferred stock was $5.2 million and $5.7 million for the three months ended March 31, 2000 and 2001, respectively. Deferred stock compensation represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant and to the deferred stock charge associated with the options assumed and shares issued subject to repurchase in connection with the acquisition of Cadabra in October 2000. Deferred stock compensation is being amortized over the vesting periods of the individual options or restricted stock using the multiple option method.

   Interest Expense. Interest expense for the three months ended March 31, 2001 was $0 compared to $700,000 in the comparable three-month period in 2000. Interest expense related to the notes payable associated with the acquisition of Transcription Enterprises Limited in January 2000. We paid in full the outstanding principal and interest of these notes in the second quarter of 2000.

   Interest income. Interest income for the three months ended March 31, 2001 increased 501% to $860,000 from $143,000 in the comparable three-month period in 2000. The increase was primarily due to higher average cash and short-term investment balances as a result of proceeds from our initial public offering in April 2000.

   Benefit from income taxes. We recorded benefit for income taxes of $811,000 for the three months ended March 31, 2001, compared to $0 for the comparable three-month period in 2000. The tax benefit in 2001 is the result of the utilization of deferred tax liabilities associated with the amortization of intangible assets established as of result of acquisitions done in 2000.

Liquidity and Capital Resources

   As of March 31, 2001, we had cash and cash equivalents and short term investments of $54.7 million. As of the same date, the we had working capital of $48.3 million, including deferred revenue of $7.7 million. Deferred revenue represents the excess of cash received from licensees over revenue recognized on license and maintenance contracts.

   Net cash provided by operating activities was $954,000 during the three-month period ended March 31, 2001, compared with cash used in operating activities of $2.4 million in the comparable period in 2000. Net cash provided by operating activities in the three month period ended March 31, 2001 primarily reflects a net loss of $16.2 million, increases in accounts receivable of $1.0 million and decreases in deferred taxes of $915,000, offset by amortization of deferred stock compensation and intangibles of $17.7 million and increase in deferred revenue of $1.4 million.

   Net cash used in investing activities was $2.1 million during the three month period ended March 31, 2001, compared with cash used in investing activities of $327,000 in the comparable period in 2000. Net cash used in the three month period ended March 31, 2001 consisted of net purchases of short term investments of $1.5 million and purchases of computer hardware and software, office furniture and equipment of $516,000. We expect to invest approximately $3.0 million in 2001 mainly for computer equipment, facilities and business systems upgrades.

   Net cash provided by financing activities was $423,000 during the three month period ended March 31, 2001, compared with cash used in financing activities of $3.9 million in the comparable period in 2000. Net cash provided by financing activities in the three month period ended March 31, 2001 consisted of proceeds from common stock option activity of $338,000 and $85,000 from repayment of notes receivable from stockholders.

  We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. On March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. This lawsuit is in early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on our financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which ruling occurs.

  We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. Our expenses are dependent in part on our level of revenue. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of the common stock in our initial public offering completed in April 2000, together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

   We are dependent upon the general economic cycles of the semiconductor industry. Our ability to increase or even maintain our current revenue is largely dependent upon the continued demand by semiconductor manufacturers and each other key market within the semiconductor industry for integrated circuits, or ICs, and IC-related technologies. The semiconductor industry has from time to time experienced economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. We believe the semiconductor industry is currently experiencing such an economic downturn and, as a result, the sales of our proprietary technologies and software products may decrease.

In order for potential industry partners and customers to adopt, and expend their own resources to implement, our technologies and products, we must expend significant marketing resources, with no guarantee of success.

   Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $1.6 million in the first quarter of 2001 from $885,000 in the first quarter of 2000. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

   We only have a limited operating history on which you can base your valuation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product,

IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 109 employees as of March 31, 2000 to 207 employees as of March 31, 2001.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

   We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. We have not been profitable in any quarter, and our accumulated deficit was approximately $81.9 as of March 31, 2001. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional noncash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We recently acquired Cadabra Design Automation Inc. If we are not successful in integrating Cadabra's products and operations with ours, our revenue and operating results could decline.

   Our acquisition of Cadabra will only be successful if we are able to integrate its operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. If we encounter any difficulties in the transition process, the revenue and operating results of our company could decline. We must successfully integrate Cadabra's products with ours. One of the elements of our strategy is to integrate our subwavelength solution with the Cadabra solution in order to offer design teams fast access to the processes that incorporate our subwavelength technologies. We must also focus our research and development and sales and marketing efforts to realize the technological benefits of this combination. If we are not able to integrate these solutions effectively or successfully, research and development and sales and marketing expenses could increase with no corresponding increase in revenue and our reputation could be harmed.

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

We rely on Cadence Design Systems, Inc. for a substantial amount of our revenue, and if our contracts with Cadence were terminated or not extended or renewed, or if the fees we are to receive are reduced, we would need to replace this revenue through other sources.

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

   Our current competitors, or alliances among these competitors, may rapidly acquire significant market share. These competitors may have greater name recognition and more customers which they could use to gain market share to our detriment. We encounter direct competition from other direct providers of phase shifting, optical proximity correction, or OPC, manufacturing data and automated cell generation technologies. These competitors include such companies as Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC solutions, such as IBM. These companies may wish to promote their internally developed products and may be reluctant to purchase products from us or other independent vendors. Our competitors may offer a wider range of products than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. These competitors may also be able to undertake more extensive promotional activities, offer more attractive terms to customers than we do and adopt more aggressive pricing policies. Moreover, our competitors may establish relationships among themselves or with industry partners to enhance their services, including industry partners with which we may desire to establish a relationship.

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

   Our future success will depend to a significant extent on the continued services of Y. C. (Buno) Pati, our President and Chief Executive Officer; Yao-Ting Wang, our Chief Technology Officer and Senior Vice President of Engineering; Roger Sturgeon, one of our directors and a senior executive of Transcription; Kevin MacLean, Senior Vice President and General Manager of Transcription; Faysal Sohail, Senior Vice President of Worldwide Field Operations and Martin Lefebrve, a member of our Office of Technology and senior executive of Cadabra. If we lose the services of any of these key executives, it could slow our product development processes and searching for their replacements could divert our other senior management's time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives.

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

   We derive an increasingly significant portion of our revenue from international sales. In the first quarter of 2001, compared to the first quarter of 2000, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 54% and 64%, Asia, 36% and 28%, Europe, 8% and 7%, and other, 2% and 1%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 50 of our 207 employees as of March 31, 2001 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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

     Since April 12, 2000 (the closing date of the initial public offering), we have used an estimated $35.9 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $2.1 million to purchase and install machinery and equipment, and $30.2 million to pay the balance of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription in January 2000. We have placed approximately $13.0 million in short-term, interest-bearing, investment grade securities pending future use.

     No payments constituted direct or indirect payments to our directors, officers, general partners or their associates, or to persons owning ten percent or more of any class of our equity securities or our affiliates.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

     The exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this Form 10-Q.

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NUMERICAL TECHNOLOGIES, INC.

Dated April 27, 2001             By: /s/ Richard S. Mora
                                     Richard S. Mora
                                     Chief Financial Officer
                                     (duly authorized officer and principal
                                     financial accounting officer)

                               INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER             DESCRIPTION
------             -----------


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

       Cadence Design Systems, Inc.*+
 10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
 10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
 10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
 10.25 License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*#
 10.26 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.27 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.28 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
 10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
 10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*
 10.31 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*
 10.32 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*
 10.33 Amendment No. 1 to Lars Herlitz' Stock Option Agreements dated February 3, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Lars Herlitz.*
 10.34 Amendment No. 1 to Atul Sharan's Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*
 10.35 Amendment No. 1 to John Traub's Stock Option Agreements dated November 17, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and John Traub.*
 10.36 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*
 10.37 PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+
 10.38 License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+
 10.39 Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+

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

**** Incorporated by reference to the registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2001.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.