Form 10-Q
period 2001-06-30
NUMERICAL TECHNOLOGIES INC
filed 2001-08-02
CIK 1091226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of the registrant's Common Stock, par value
            $0.0001 per share, as of July 25, 2001 was 33,125,667

                                     INDEX

                         NUMERICAL TECHNOLOGIES, INC.

                                                                        Page No.

PART I.      FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets .......................  3

             Condensed Consolidated Statements of Operations .............  4

             Condensed Consolidated Statements of Cash Flows .............  5

             Notes To Condensed Consolidated Financial Statements ........  6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk.... 18


 PART II.    OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds.................... 18

   Item 4.   Submission of Matters to a Vote of Security Holders ......... 19

   Item 6.   Exhibits and Reports an Form 8-K............................. 19


 SIGNATURES............................................................... 19

                         PART I - FINANCIAL INFORMATION


Item 1 Financial Statements

                         NUMERICAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (unaudited)

                                                        June 30,    December 31,
                                                          2001         2000
                                                        --------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                              $ 24,281     $ 30,607
 Short-term investments                                   36,209       23,281
 Accounts receivable                                       7,405        4,983
 Prepaid and other                                         2,856        3,177
                                                        --------     --------
   Total current assets                                   70,751       62,048

Property and equipment, net                                3,139        3,209
Goodwill and other intangible assets                     152,072      175,402
Other assets                                                 487          315
                                                        --------     --------
                                                        $226,449     $240,974
                                                        ========     ========
LIABILITIES
Current liabilities:
 Accounts payable                                       $  2,909     $  3,208
 Accrued expenses and other liabilities                    4,727        4,608
 Deferred revenue                                         12,398        6,320
                                                        --------     --------
   Total current liabilities                              20,034       14,136
                                                        --------     --------

Deferred tax liability                                     5,874        7,704
                                                        --------     --------

Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
  Authorized: 5,000 shares;
  Issued and outstanding: none                                 -            -
Common stock, $0.0001 par value:
  Authorized: 100,000 shares;
  Issued and outstanding: 33,069 and 32,834 shares
       in 2001 and 2000, respectively                          3            3
Additional paid in capital                               320,562      319,541
Receivable from stockholders                              (3,939)      (4,050)
Deferred stock compensation                              (19,325)     (30,572)
Accumulated deficit                                      (96,661)     (65,751)
Accumulated other comprehensive loss                         (99)         (37)
                                                        --------     --------
   Total stockholders' equity                            200,541      219,134
                                                        --------     --------
                                                        $226,449     $240,974
                                                        ========     ========


See the accompanying notes to these condensed consolidated financial statements.

                          NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                   Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                    2001        2000             2001       2000
                                                  --------   --------          --------   --------
Revenue                                           $ 11,703   $  4,742          $ 22,023   $  8,198
                                                  --------   --------          --------   --------
Costs and expenses:
   Cost of revenue                                   1,180        296             2,103        630
   Research and development                          3,917      3,257             7,810      5,849
   Sales and marketing                               3,809      2,134             7,431      3,932
   General and administrative                        1,758      1,204             3,405      2,089
   Depreciation and amortization                    12,191      4,748            24,561      9,760
   Amortization of deferred
    stock compensation(*)                            4,495      5,524            10,227     10,741
                                                  --------   --------          --------   --------
       Total costs and expenses                     27,350     17,163            55,537     33,001
                                                  --------   --------          --------   --------

Loss from operations                               (15,647)   (12,421)          (33,514)   (24,803)

Interest expense                                         -       (193)                -       (893)
Interest income and other                              679        875             1,539      1,018
                                                  --------   --------          --------   --------

Loss before benefit from income taxes              (14,968)   (11,739)          (31,975)   (24,678)

Benefit from income taxes                              249          -             1,065          -
                                                  --------   --------          --------   --------

Net Loss                                          $(14,719)  $(11,739)         $(30,910)  $(24,678)
                                                  ========   ========          ========   ========

Net loss per common share, basic and diluted      $  (0.49)  $  (0.50)         $  (1.03)  $  (1.57)
                                                  ========   ========          ========   ========
Weighted average common shares outstanding,
     basic and diluted                              30,238     24,850            29,886     16,209
                                                  ========   ========          ========   ========

(*)Amortization of deferred stock compensation
   Cost of sales                                  $    266   $    230          $    496   $    425
   Research and development                          2,250      2,562             5,467      5,004
   Sales and marketing                               1,166      1,330             2,524      2,586
   General and administrative                          813      1,402             1,740      2,726
                                                  --------   --------          --------   --------
                                                  $  4,495   $  5,524          $ 10,227   $ 10,741
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

                          NUMERICAL TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    2001       2000
                                                                                    ----       ----
Cash flows from operating activities:
   Net loss                                                                       $(30,910)  $(24,678)
   Adjustments to reconcile net loss to cash flows from operating activities:
     Depreciation                                                                      931        474
     Amortization of deferred stock compensation                                    10,227     10,741
     Amortization of acquired intangibles                                           23,630      9,286
   Changes in assets and liabilities:
     Accounts receivable                                                            (2,422)      (872)
     Prepaid and other                                                                 321       (415)
     Other assets                                                                     (172)        64
     Accounts payable                                                                 (299)     1,044
     Accrued expenses and other liabilities                                           (181)       505
     Deferred revenue                                                                6,078      2,518
     Deferred tax                                                                   (1,830)         -
                                                                                  --------   --------
             Net cash provided by (used in) operating activities                     5,373     (1,333)
                                                                                  --------   --------

Cash flows from investing activities:
   Proceeds from sales of short-term investments                                    35,977          -
   Purchase of short-term investments                                              (48,905)   (15,655)
   Purchase of property and equipment                                                 (861)    (1,055)
                                                                                  --------   --------
             Net cash used in investing activities                                 (13,789)   (16,710)
                                                                                  --------   --------

Cash flows from financing activities:
   Proceeds from Initial public offering                                                 -     81,161
   Repayment on notes payable                                                            -    (40,000)
   Proceeds from exercise of common stock options                                      848      1,139
   Proceeds from employee stock purchase plan                                        1,214          -
   Repurchase of common stock                                                          (21)       (75)
   Repayment of notes receivable for common stock                                      111          -
                                                                                  --------   --------
             Net cash provided by financing activities                               2,152     42,225
                                                                                  --------   --------

Effect of foreign currency translation on cash flows                                   (62)         -
                                                                                  --------   --------

Net increase (decrease) in cash and cash equivalents                                (6,326)    24,182

Cash and cash equivalents at beginning of period                                    30,607     13,486
                                                                                  --------   --------
Cash and cash equivalents at end of period                                        $ 24,281   $ 37,668
                                                                                  ========   ========

Supplemental disclosure of cash flow information:
   Stockholder notes receivable exchanged for common stock                               -      3,771
                                                                                  ========   ========
   Interest paid                                                                         -        893
                                                                                  ========   ========

See the accompanying notes to these condensed consolidated financial statements.

                         NUMERICAL TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - GENERAL

  The unaudited condensed consolidated financial statements have been prepared by Numerical Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998, included in the Company's form 10-K filed with the SEC on March 27, 2001. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2001.

NOTE 2 - ACQUISITION

  On October 27, 2000, the Company acquired Cadabra Design Automation Inc. (Cadabra), a limited liability company incorporated in Nova Scotia, Canada. Under the terms of the acquisition, the Company issued approximately 2,671,000 shares and 528,000 options to purchase the Company's common stock in exchange for all of the outstanding stock and the assumption of all the outstanding options of Cadabra. The total purchase price was approximately $110.6 million, including acquisition costs of approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting.

  The allocation of the purchase price is as follows (in thousands):


Net tangible assets................................................ $  1,964
In process research and development................................    1,630
Developed technology...............................................      660
Customer base......................................................    5,040
Covenants not to compete...........................................    2,290
Work force.........................................................    1,800
Goodwill...........................................................   97,244
                                                                     -------
 Total consideration...............................................  110,628
Deferred Stock Compensation........................................   12,594
                                                                     -------
 Total............................................................. $123,222
                                                                     =======

  The estimated purchase price was allocated to the identifiable assets acquired and the liabilities assumed based upon the fair market value on the acquisition date. The net tangible assets consist primarily of accounts receivable, property and equipment, and other liabilities. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounts allocated to developed technology and customer base and trade name are amortized over the estimated useful life of four years. The amounts allocated to covenants not to compete and work force are being amortized over the estimated useful lives of two and three years, respectively. The excess amount of the purchase price over the fair market value of the identifiable assets acquired is accounted for as goodwill and is being amortized over its estimated useful life of four years. The valuation for the intangible assets has been determined using management's assumptions and the report from an independent appraiser.

  Had the acquisition of Cadabra occurred on January 1, 2000, pro forma combined revenues would have been $6,194,000 and $10,844,000 for the three months and six months ended June 30, 2000. Pro forma net loss would have been $22,257,000 or $(0.84) per share and $44,596,000 or $(2.52) per share for the three months and six months ended June 30, 2000. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and amortization of deferred stock compensation related to the acquisition of Cadabra as if the transaction occurred on January 1, 2000.

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

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

  A summary of comprehensive income for the periods presented is as follows (in thousands):


                                     Three Months Ended       Six months ended
                                           June 30,              June 30,
                                         (unaudited)           (unaudited)
                                       2001       2000       2001       2000
                                       ----       ----       ----       ----

Net loss                            $(14,719)  $(11,739)  $(30,910)  $(24,678)

Foreign currency translation
adjustments                               (3)         -        (62)         -
                                    --------   --------   --------   --------
Total comprehensive loss            $(14,722)  $(11,739)  $(30,972)  $(24,678)
                                    ========   ========   ========   ========

NOTE 5 - LITIGATION

  The Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. On March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging that we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. The Company is currently investigating the patents and allegations. This lawsuit is in early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position.

NOTE 7 - RELATED PARTY TRANSACTIONS

  In November 2000, a loan was granted to an officer and stockholder of the Company for $1.1 million. The loan, which is secured by the assets of the officer and stockholder, is non-interest bearing and was payable in full in May 2001. In May 2001, the Company extended the payment date to August 15, 2001.

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

Overview

  We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. To date we have entered into production licenses with five semiconductor manufacturers. We expect to enter into additional production licenses as semiconductor manufacturers adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs. In order for semiconductor manufacturers to enter into production licenses with us, these manufacturers must continue to embrace our proprietary technologies and software products and not enter into agreements with our competitors in this regard. We must also expend significant sales and marketing resources on these manufacturers with no guarantee of success.

Results of Operations

     Revenue. Revenues were $11.7 million and $22.0 million for the three months and six months ended June 30, 2001 compared to $4.7 million and $8.2 million for the same periods in 2000, representing increases of 147% and 169% for the respective periods. These increases, which were aided by our acquisition of Cadabra in October 2000, were primarily attributable to the continued adoption of our software and proprietary technology solution by companies throughout the design-to-silicon flow.

Costs and Expenses

     Cost of revenue. Cost of revenues were $1.2 million and $2.1 million for the three months and six months ended June 30, 2001 compared to $296,000 and $630,000 for the same periods in 2000. The increase was primarily due to increased cost for engineers associated with maintenance and technical services, which resulted from an increased customer base. As a percent of revenues, cost of revenue increased to 10% for both the three months and six months ended June 30, 2001 compared to 6% and 8% for the same periods in 2000. We anticipate that cost of revenues will increase in dollar amount as we support our increasing number of industry partners and customers and assist our research and development licensees to transition into production.

  Research and development. Research and development expenses were $3.9 million and $7.8 million for the three months and six months ended June 30, 2001 compared to $3.3 million and $5.8 million for the same periods in 2000. These increases were primarily due to increased costs associated with additional personnel acquired in the acquisition of Cadabra in October 2000 and, to a lesser degree, our expanding research and development efforts in subwavelength technologies and products. As a percent of revenues, research and development expenses were 33% and 35% for the three months and six months ended June 30, 2001 compared to 69% and 71% for the same periods in 2000. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term.

  Sales and marketing. Sales and marketing expenses were $3.8 million and $7.4 million for the three months and six months ended June 30, 2001 compared to $2.1 million and $3.9 million for the same periods in 2000. These increases were primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and to a lesser degree as a result of additional personnel acquired in the Cadabra acquisition in October 2000. As a percent of revenues, sales and marketing expenses decreased to 33% and 34% for the three months and six months ended June 30, 2001 compared to 45% and 48% for the same periods in 2000. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term.

General and administrative. General and administrative expenses were $1.8 million and $3.4 million for the three months and six months ended June 30, 2001 compared to $1.2 million and $2.1 million for the same periods in 2000. These increases were primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree as a result of additional personnel acquired in the Cadabra acquisition. As a percent of revenues, general and administrative expenses decreased to 15% for both the three months and six months ended June 30, 2001 compared to 25% for the same periods in 2000. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in long term.

Depreciation and amortization. Depreciation and amortization expenses were $12.2 million and $24.6 million for the three months and six months ended June 30, 2001 compared to $4.7 million and $9.8 million for the same periods in 2000. These increases were primarily the result of amortization of acquired intangibles associated with the acquisition of Cadabra in October 2000.

Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $4.5 million and $10.2 million for the three months and six months ended June 30, 2001 compared to $5.5 million and $10.7 million for the same periods in 2000. We are amortizing these amounts over the vesting periods of the individual options, using the multiple option method.

Interest expense. Interest expense was $0 for both the three months and six months ended June 30, 2001 compared to $193,000 and $893,000 for the same periods in 2000. Interest expense related to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

Interest income and other. Interest income and other was $679,000 and $1.5 million for the three months and six months ended June 30, 2001 compared to $875,000 and $1.0 million for the same periods in 2000. The decrease in the three months period is the result of lower interest rates in 2001. The increase in the six month period is attributable to having higher cash balances invested for the entire 6 months in 2001 which more than offset the decreases in interest rates in 2001 compared to 2000. The cash balances invested for the 6 months period ended June 30, 2000 was increased significantly during the period as a result of proceeds from our initial public offering in April 2000, whereas the monies were available for investment for the entire 6 months in 2001.

Benefit from income taxes. We recorded a benefit for income taxes of $249,000 and $1.1 million for the three months and six months ended June 30, 2001 compared to $0 for the comparable periods in 2000. The tax benefit in 2001 is the result of the utilization of deferred tax liabilities associated with the amortization of intangible assets established as of result of acquisitions in 2000.

Liquidity and Capital Resources

As of June 30, 2001, we had cash and cash equivalents and short-term investments of $60.5 million. As of the same date, we had working capital of $50.7 million, including deferred revenue of $12.4 million. Deferred revenue represents the excess of amount billed to licensees over revenue recognized on license and maintenance contracts.

Net cash provided by operating activities was $5.4 million during the six month period ended June 30, 2001, compared with cash used of $1.3 million in the comparable period in 2000. Net cash provided in the six month period ended June 30, 2001 primarily reflects a net loss of $30.9 million, increases in accounts receivable of $2.4 million and decreases in deferred taxes of $1.8 million, offset by amortization of intangibles and depreciation expenses of $23.6 million, amortization of deferred stock compensation of $10.2 million and increases in deferred revenue of $6.1 million.

Net cash used in investing activities was $13.8 million during the six month period ended June 30, 2001, compared with $16.7 million used in the comparable period in 2000. Net cash used in the six month period ended June 30, 2001 consisted of net purchases of short-term investments of $12.9 million and purchases of computer hardware and software, office furniture and equipment of $861,000. We expect capital spending of approximately $2.0 million in fiscal year 2001 mainly for computer hardware and software, office furniture and equipment, and business systems upgrades.

Net cash provided by financing activities was $2.2 million during the six month period ended June 30, 2001, compared with $42.2 million in the comparable period in 2000. Net cash provided in the six month period ended June 30, 2001 principally related to net proceeds from the exercise of stock options and from the employees stock purchase plan.

We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging that we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. We are currently investigating the patents and allegations. This lawsuit is in early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur it could limit our ability to offer some features of our OPC product and there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on the Company's results of operations and financial position.

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

  Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $7.4 million in the six months ended June 30, 2001 from $3.9 million in the six months ended June 30, 2000. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

We depend on the growth of the semiconductor industry and the current economic slowdown in this industry may cause a decrease in the demand for our proprietary technologies and software products and revenue.

  We are dependent upon the general economic cycles of the semiconductor industry. Our ability to increase or even maintain our current revenue is largely dependent upon the continued demand by semiconductor manufacturers and each other key market within the semiconductor industry for integrated circuits, or ICs, and IC-related technologies. The semiconductor industry has from time to time experienced economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. We believe the semiconductor industry is currently experiencing such an economic downturn and, as a result, the sales of some of our proprietary technologies and software products has decreased and may continue to decrease.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

  We only have a limited operating history on which you can base your valuation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 120 employees as of June 30, 2000 to 213 employees as of June 30, 2001.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

  We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. For example, for the six months ended June 30, 2001, revenues from Cadabra Design Automation, Inc, a corporation that we recently acquired, were less than anticipated.

  We have not been profitable in any quarter, and our accumulated deficit was approximately $96.7 million as of June 30, 2001. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional non-cash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

We rely on a small number of customers for a substantial amount of our revenue, and if our contracts with such customers were terminated, or if the revenues we expect to receive are otherwise reduced, we would need to replace this revenue through other sources.

  Approximately 50% of our revenue for the three months ended June 30, 2001 is derived from two customers. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenues we expect to receive are otherwise reduced, we could lose a material portion of our revenue. We would need to replace this revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in an unexpected diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue.

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

  We expect to derive significant benefits, including increased revenue and customer awareness, from our current and potential industry partner relationships. In our pursuit to maintain and establish partner relationships within each of the key markets in the semiconductor industry, we could expend significant management attention, resources and sales personnel efforts, with no guarantee of success. To establish and maintain our partner relationships, we expend our limited financial resources on increasing our sales and business development personnel, trade shows and marketing within trade publications. If we did not have to pursue potential industry partners, we could focus these resources exclusively on direct sales to our customers. In addition, through our partner relationships, our partners resell, market, either jointly with us unilaterally, and promote our technologies and products. If these relationships terminate, such as due to our material breach of the contracts or the partners' election to cancel the contract, which generally is permissible with prior notice to us, we would have to increase our own limited marketing and sales resources for these activities. Further, we may be unable to enter into new industry partner relationships if any of the following occur:

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

Our acquisition of Cadabra will only be successful if we are able to integrate its operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. We must successfully integrate Cadabra's products with ours. One of the elements of our strategy is to integrate our subwavelength solution with the Cadabra solution in order to offer design teams fast access to the processes that incorporate our subwavelength technologies. We must also focus our research and development and sales and marketing efforts to realize the technological benefits of this combination. If we encounter any difficulties in the transition process, we may not be able to successfully integrate Cadabra's business or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that the acquisition will result in sufficient revenues or earnings to justify our investment in, or expenses related to, the acquisition or that any synergies will develop. If we are not successful in integrating Cadabra's businesses or if expected earnings or synergies do not materialize, we would likely incur significant expenses as well as non-cash charges to write-off acquired intangible assets, which could seriously harm our financial condition and operating results. In this regard, for the six months ended June 30, 2001, revenues from Cadabra were less than anticipated.

  In addition, the process of combining our company with Cadabra could interrupt the activities of any or all of the companies' businesses. It is possible that we will not be able to retain Cadabra's key management, technical and sales personnel. The acquisition of Cadabra could also cause our industry partners and customers to be uncertain about our ability to support the combined companies' products and technologies and the direction of the combined companies' development efforts. In particular, semiconductor manufacturers, which have previously relied on and endorsed the Cadabra solution, must continue to rely on and endorse this solution under our combined company. As a result, these semiconductor manufacturers, as well as our other industry partners and customers, may delay or cancel these orders, which could significantly decrease our revenue and limit our ability to implement our combined business strategy. Moreover, the economic downturn in the semiconductor industry could compound the difficulties inherent in our integration of the Cadabra business by causing decreased revenues for the combined company and further uncertainty regarding the success of the integration.

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

  We derive a significant portion of our revenue from international sales. For the six months ended June 30, 2001, compared to six months ended June 30, 2000, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 64% and 62%, Asia, 27% and 28%, Europe, 6% and 9%, and other, 3% and 1%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 51 of our 213 employees as of June 30, 2001 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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


                          PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities
      ---------------------------------------

     There were no sales of unregistered securities during the quarter ended June 30, 2001. However, during the quarter ended June 30, 2001, 308,929 exchangeable shares of Cadabra Design Automation Inc. ("Cadabra"), which were issued in connection with our October 2000 acquisition of Cadabra, were exchanged for an equal number of shares of our common stock. We did not receive any consideration in connection with such exchanges. These shares were exchanged pursuant to regulation D or Regulation S.

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

     Since April 12, 2000 (the closing date of the Company's initial public offering), the Company has used an estimated $46.5 million of the net proceeds from the Company's initial public offering to fund operating expenses and increase working capital, $2.5 million to purchase and install machinery and equipment, and $30.2 million to pay the balance of principal and accrued interest under the notes payable, which were issued in connection with the acquisition of Transcription. The Company has placed approximately $2.0 million in short-term, interest-bearing, investment grade securities pending future use.

     No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of Stockholders was held on June 13, 2001 in San Jose, California. At the meeting, the following matters were voted on by the Company's stockholders:

                                                                       Witheld/
                                                                     Abstentions/
                                                                        Broker
                                         For             Against      Non-vote
                                         ---             -------      --------
Election of Directors:
     Abbas El Gamal                   24,085,443        393,292           -
     Harvey Jones                     24,446,529         32,206           -
     Yao-Ting Wang                    21,898,155      2,580,580           -

In addition to the above directors, the following directors' term of office continued after the meeting:

     William Davidow

     Narendra K. Gupta
     Thomas Kailath
     Yagyensh(Buno) Pati
     Roger Sturgeon

Ratify the appointment of PricewaterhouseCoopers
As independent accounts for the fiscal year ending
December 31, 2001                                  24,458,864      -       2,265



Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits.

     The exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this Form 10-Q.



  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2001.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NUMERICAL TECHNOLOGIES, INC.

Dated August 2, 2001  By: /s/ Richard S. Mora


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

10.26 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
10.27 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
10.28 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
10.29 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*
10.31 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*
10.32 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*
10.33 Amendment No. 1 to Lars Herlitz' Stock Option Agreements dated February 3, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Lars Herlitz.*
10.34 Amendment No. 1 to Atul Sharan's Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*
10.35 Amendment No. 1 to John Traub's Stock Option Agreements dated November 17, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and John Traub.*
10.36 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*
10.37 PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+
10.38 License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+
10.39 Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+
10.40 Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation. +



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