Form 10-Q
period 2001-09-30
NUMERICAL TECHNOLOGIES INC
filed 2001-10-25
CIK 1091226

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

              The number of shares outstanding of the registrant's
                         Common Stock, par value $0.0001
                per share, as of October 17, 2001 was 33,216,940.

                                      INDEX

                          NUMERICAL TECHNOLOGIES, INC.

                                                                                Page No.
PART I.      FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets ............................   3

             Condensed Consolidated Statements of Operations ..................   4

             Condensed Consolidated Statements of Cash Flows ..................   5

             Notes To Condensed Consolidated Financial Statements .............   6


   Item 2.   Management's Discussion and Analysis of Financial Condition

             and Results of Operations.........................................   8

   Item 3.   Quantitative and Qualitative Disclosure about Market Risk ........  18

PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds ......................... 18

   Item 6.   Exhibits and Reports on Form 8-K .................................. 19

SIGNATURES ..................................................................... 19

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

                          NUMERICAL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                  September 30, December 31,
                                                                      2001          2000
                                                                  ------------  -----------

ASSETS
Current assets:

  Cash and cash equivalents                                       $     40,419  $    30,607
  Short-term investments                                                24,706       23,281
  Accounts receivable                                                    6,022        4,983
  Prepaid and other                                                      1,858        3,177
                                                                  ------------  -----------
        Total current assets                                            73,005       62,048

Property and equipment, net                                              2,843        3,209
Goodwill and other intangible assets                                   140,369      175,402
Other assets                                                               111          315
                                                                  ------------  -----------
                                                                  $    216,328  $   240,974
                                                                  ============  ===========
LIABILITIES
Current liabilities:

  Accounts payable                                                $      2,953  $     3,208
  Accrued expenses and other liabilities                                 5,308        4,608
  Deferred revenue                                                      10,054        6,320
                                                                  ------------  -----------
        Total current liabilities                                       18,315       14,136
                                                                  ------------  -----------

Deferred tax liability                                                   5,548        7,704
                                                                  ------------  -----------

Stockholders' equity:
Convertible preferred stock, $0.0001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: none                                            --           --
Common stock, $0.0001 par value:
    Authorized: 100,000 shares;
    Issued and outstanding: 33,211 and 32,834 shares in
     2001 and 2000, respectively                                             3            3
Additional paid in capital                                             322,021      319,541
Receivable from stockholders                                            (4,398)      (4,050)
Deferred stock compensation                                            (14,800)     (30,572)
Accumulated deficit                                                   (110,301)     (65,751)
Accumulated other comprehensive loss                                       (60)         (37)
                                                                  ------------  -----------
        Total stockholders' equity                                     192,465      219,134
                                                                  ------------  -----------
                                                                  $    216,328  $   240,974
                                                                  ============  ===========

           See the accompanying notes to these condensed consolidated financial statements.

                          NUMERICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended      Nine months ended
                                                    September 30,           September 30,
                                                   2001       2000         2001        2000
                                                 --------   --------     --------    --------
Revenue                                          $ 12,824    $  6,636    $ 34,847    $ 14,834
                                                 --------    --------    --------    --------

Costs and expenses:
    Cost of revenue                                 1,191         591       3,294       1,221
    Research and development                        3,970       3,386      11,780       9,235
    Sales and marketing                             3,385       2,432      10,816       6,364
    General and administrative                      1,674       1,277       5,079       3,366
    Depreciation and amortization                  12,193       4,811      36,754      14,571
    Amortization of deferred
     stock compensation(*)                          4,525       4,865      14,752      15,606
                                                 --------    --------    --------    --------
           Total costs and expenses                26,938      17,362      82,475      50,363
                                                 --------    --------    --------    --------

Loss from operations                              (14,114)    (10,726)    (47,628)    (35,529)

Interest expense                                       --          --          --        (893)
Interest income and other                             699         942       2,238       1,960
                                                 --------    --------    --------    --------

Loss before benefit from (provision for)
     income taxes                                 (13,415)     (9,784)    (45,390)    (34,462)

Benefit from (provision for) income taxes            (225)       (107)        840        (107)
                                                 --------    --------    --------    --------

Net Loss                                         $(13,640)   $ (9,891)   $(44,550)   $(34,569)
                                                 ========    ========    ========    ========

Net loss per common share, basic and diluted     $  (0.45)   $  (0.37)   $  (1.48)   $  (1.80)
                                                 ========    ========    ========    ========
Weighted average common shares outstanding,
         basic and diluted                         30,619      26,382      30,076      19,625
                                                 ========    ========    ========    ========

(*)Amortization of deferred stock compensation
   Cost of sales                                 $    208    $    364    $    704    $    789
   Research and development                         2,533       2,094       8,000       7,098
   Sales and marketing                              1,059       1,172       3,583       3,758
   General and administrative                         725       1,235       2,465       3,961
                                                 --------    --------    --------    --------
                                                 $  4,525    $  4,865    $ 14,752    $ 15,606
                                                 ========    ========    ========    ========

See the accompanying notes to these condensed consolidated financial statements.

                          NUMERICAL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   For the Nine Months Ended
                                                                                            September 30,
                                                                                   ---------------------------

                                                                                         2001       2000
                                                                                         ----       ----
Cash flows from operating activities:
   Net loss                                                                           $(44,550)   $(34,569)
   Adjustments to reconcile net loss to cash flows from operating activities:
     Depreciation                                                                        1,421         767
     Amortization of deferred stock compensation                                        14,752      15,606
     Amortization of acquired intangibles                                               35,333      13,803
     Issuance of common stock in exchange for services                                     146           -
   Changes in assets and liabilities:
     Accounts receivable                                                                (1,039)       (518)
     Prepaid and other                                                                   1,319        (919)
     Other assets                                                                          204          46
     Accounts payable                                                                     (255)      1,254
     Accrued expenses and other liabilities                                                400       1,730
     Deferred revenue                                                                    3,734       1,925
     Deferred tax                                                                       (2,156)          -
                                                                                      --------    --------
         Net cash provided by (used in) operating activities                             9,309        (875)
                                                                                      --------    --------

Cash flows from investing activities:
   Proceeds from sales of short-term investments                                        55,978           -
   Purchase of short-term investments                                                  (57,403)    (28,376)
   Purchase of property and equipment                                                   (1,055)     (1,481)
                                                                                      --------    --------
         Net cash used in investing activities                                          (2,480)    (29,857)
                                                                                      --------    --------

Cash flows from financing activities:
   Proceeds from initial public offering                                                     -      81,161
   Repayment on notes payable                                                                -     (40,000)
   Cash received in acquisition                                                              -         449
   Proceeds from exercise of common stock options                                        1,531       1,144
   Proceeds from employee stock purchase plan                                            1,214           -
   Repurchase of common stock                                                              (21)       (101)
   Repayment of notes receivable for common stock                                          282           3
                                                                                      --------    --------
         Net cash provided by financing activities                                       3,006      42,656
                                                                                      --------    --------
Effect of foreign currency translation on cash flows                                       (23)          -
                                                                                      --------    --------

Net increase in cash and cash equivalents                                                9,812      11,924

Cash and cash equivalents at beginning of period                                        30,607      13,486
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $ 40,419    $ 25,410
                                                                                      ========    ========

Supplemental disclosure of cash flow information:

  Stockholder notes receivable exchanged for common stock                             $    630    $  3,771

   Issuance of common stock in exchange for services                                       146           -

   Interest paid                                                                             -         893

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

     The allocation of the purchase price is as follows (in thousands):

  Net tangible assets .......................................... $  1,964
  In process research and development ..........................    1,630
  Developed technology .........................................      660
  Customer base ................................................    5,040
  Covenants not to compete .....................................    2,290
  Work force ...................................................    1,800
  Goodwill .....................................................   97,244
                                                                 --------
     Total consideration .......................................  110,628
  Deferred Stock Compensation ..................................   12,594
                                                                 --------
     Total ..................................................... $123,222
                                                                 ========

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

     Had the acquisition of Cadabra occurred on January 1, 2000, pro forma combined revenues would have been $7,248,000 and $18,092,000 for the three months and nine months ended September 30, 2000. Pro forma net loss allocable to common stockholders would have been $21,244,000 or $(0.75) per share and $65,840,000 or $(3.08) per share for the three months and nine months ended September 30, 2000. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and amortization of deferred stock compensation related to the acquisition of Cadabra as if the transaction occurred on January 1, 2000.

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

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     A summary of comprehensive income for the periods presented is as follows (in thousands):

                                            Three Months Ended        Nine months ended
                                               September 30,            September30,
                                                (unaudited)             (unaudited)
                                             2001        2000         2001        2000
                                             ----        ----         ----        ----
Net loss                                   $(13,640)   $ (9,891)    $(44,550)   $(34,569)

Foreign currency translation adjustments         39           -          (23)          -
                                           --------    --------     --------    --------
Total comprehensive loss                   $(13,601)   $ (9,891)    $(44,573)   $(34,569)
                                           ========    ========     ========    ========

NOTE 5 - LITIGATION

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. On March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging that we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. On April 28, 2001, ASML MaskTools, Inc. filed an amended complaint in which it no longer asserts claims for unfair or fraudulent business practice. The Company is currently investigating the patents and allegations. This lawsuit is in the early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

     In November 2000, a loan was granted to an officer and stockholder of the Company for $1.1 million. The loan, which is secured by the assets of the officer and stockholder, is non-interest bearing and was payable in full in May 2001. In May 2001, the Company extended the payment date to August 15, 2001. In August 2001 a payment of $1.1 million was made against the note.

     In July 2001, a loan was granted to an employee and stockholder of the Company for $630,000. The loan, which is secured by the assets of the employee and stockholder, bears interest of 8% per annum and is payable in full in July 2003.

NOTE 8 - CERTAIN RISK AND CONCENTRATIONS

     For the three months and nine months ended September 30, 2001, two customers accounted for 26% and 25%, and 25% and 18% of total revenue, respectively. For the three months and nine months ended September 30, 2000, one customer accounted for 22% and 23% of total revenue, respectively.

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

Overview

     We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting and attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. To date we have entered into production licenses with five semiconductor manufacturers. We expect to enter into additional production licenses as semiconductor manufacturers adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs. In order for semiconductor manufacturers to enter into production licenses with us, these manufacturers must continue to embrace our proprietary technologies and software products and not enter into agreements with our competitors in this regard. We must also expend significant sales and marketing resources on these manufacturers with no guarantee of success.

Results of Operations

     Revenue. Revenues were $12.8 million and $34.8 million for the three months and nine months ended September 30, 2001 compared to $6.6 million and $14.8 million for the same periods in 2000, representing increases of 93% and 135% for the respective periods. These increases, which were aided by our acquisition of Cadabra in October 2000, were primarily attributable to the continued adoption of our software and proprietary technology solution by companies throughout the design-to-silicon flow.

  Costs and Expenses

     Cost of revenue. Cost of revenues were $1.2 million and $3.3 million for the three months and nine months ended September 30, 2001 compared to $591,000 and $1.2 million for the same periods in 2000. The increase was primarily due to increased costs for engineers associated with maintenance and technical services, which resulted from an increased customer base. As a percent of revenues, cost of revenue was 9% for both the three months and nine months ended September 30, 2001 compared to 9% and 8% for the same periods in 2000. We anticipate that cost of revenues will increase in dollar amount as we support our increasing number of industry partners and customers and assist our research and development licensees to transition into production.

     Research and development. Research and development expenses were $4.0 million and $11.8 million for the three months and nine months ended September 30, 2001 compared to $3.4 million and $9.2 million for the same periods in 2000. These increases were primarily due to increased costs associated with additional personnel acquired in the acquisition of Cadabra in October 2000 and, to a lesser degree, our expanding research and development efforts in subwavelength technologies and products. As a percent of revenues, research and development expenses were 31% and 34% for the three months and nine months ended September 30, 2001 compared to 51% and 62% for the same periods in 2000. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term.

     Sales and marketing. Sales and marketing expenses were $3.4 million and $10.8 million for the three months and nine months ended September 30, 2001 compared to $2.4 million and $6.4 million for the same periods in 2000. These increases were primarily due to additional sales and marketing personnel, increased personnel-related costs, and to a lesser degree as a result of additional personnel acquired in the Cadabra acquisition in October 2000. As a percent of revenues, sales and marketing expenses decreased to 26% and 31% for the three months and nine months ended September 30, 2001 compared to 37% and 43% for the same periods in 2000. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term.

     General and administrative. General and administrative expenses were $1.7 million and $5.1 million for the three months and nine months ended September 30, 2001 compared to $1.3 million and $3.4 million for the same periods in 2000. These increases were primarily the result of increased spending in personnel, personnel-related costs and professional fees and to a lesser degree as a result of additional personnel acquired in the Cadabra acquisition. As a percent of revenues, general and administrative expenses decreased to 13% and 15% for the three months and nine months ended September 30, 2001 compared to 19% and 23% for the same periods in 2000. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term.

     Depreciation and amortization. Depreciation and amortization expenses were $12.2 million and $36.8 million for the three months and nine months ended September 30, 2001 compared to $4.8 million and $14.6 million for the same periods in 2000. These increases were primarily the result of amortization of acquired intangibles associated with the acquisition of Cadabra in October 2000.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation represents the amount of amortization related to the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant. We recognized stock-based compensation of $4.5 million and $14.8 million for the three months and nine months ended September 30, 2001 compared to $4.9 million and $15.6 million for the same periods in 2000. We are amortizing these amounts over the vesting periods of the individual options, using the multiple option method.

     Interest expense. Interest expense was $0 for both the three months and nine months ended September 30, 2001 compared to $0 and $893,000 for the same periods in 2000. Interest expense related to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

     Interest income and other. Interest income and other was $699,000 and $2.2 million for the three months and nine months ended September 30, 2001 compared to $942,000 and $2.0 million for the same periods in 2000. The decrease in the three month period is the result of lower interest rates in 2001. The increase in the nine month period is attributable to having higher cash balances invested for the entire nine months in 2001 that more than offset the decreases in interest rates in 2001 compared to 2000. The cash balances invested for the nine month period ended September 30, 2000 was increased significantly during the period as a result of proceeds from our initial public offering in April 2000, whereas the monies were available for investment for the entire nine months in 2001.

     Benefit from (provision for) income taxes. We recorded a provision for income taxes of $225,000 and a benefit for income taxes of $840,000 for the three months and nine months ended September 30, 2001 compared to a provision for income taxes of $107,000 for both of the comparable periods in 2000. The tax benefit in 2001 is the result of the utilization of deferred tax liabilities associated with the amortization of intangible assets established as of result of acquisitions in 2000.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash and cash equivalents and short-term investments of $65.1 million. As of the same date, we had working capital of $54.7 million, including deferred revenue of $10.1 million. Deferred revenue represents the excess of amount billed to licensees over revenue recognized on license and maintenance contracts.

     Net cash provided by operating activities was $9.3 million during the nine month period ended September 30, 2001, compared with cash used of $875,000 in the comparable period in 2000. Net cash provided in the nine month period ended September 30, 2001 primarily reflects a net loss of $44.6 million, increases in accounts receivable of $1.0 million and decreases in deferred taxes of $2.2 million, offset by amortization of intangibles and depreciation expenses of $36.8 million, amortization of deferred stock compensation of $14.8 million, increases in deferred revenue of $3.7 million and decreases in prepaid and other assets of $1.3 million.

     Net cash used in investing activities was $2.5 million during the nine month period ended September 30, 2001, compared with $29.9 million used in the comparable period in 2000. Net cash used in the nine month period ended September 30, 2001 consisted of net purchases of short-term investments of $1.4 million and purchases of computer hardware and software, office furniture and equipment of $1.1 million. We expect capital spending of less than $2.0 million in fiscal year 2001 mainly for computer hardware and software, office furniture and equipment, and business systems upgrades.

     Net cash provided by financing activities was $3.0 million during the nine month period ended September 30, 2001, compared with $42.7 million in the comparable period in 2000. Net cash provided in the nine month period ended September 30, 2001 principally related to net proceeds from the exercise of stock options and from the employees stock purchase plan.

     We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. In addition, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging that we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. On April 28, 2001, ASML MaskTools, Inc. filed an amended complaint in which it no longer asserts claims for unfair or fraudulent business practice. We are currently investigating the patents and allegations. This lawsuit is in the early stages of discovery and no trial date has been set. Although the outcome of these claims cannot be predicted with certainty, management does not believe that any of these legal matters will have a material adverse effect on the Company's financial condition. Were an unfavorable ruling to occur it could limit our ability to offer some features of our OPC product and there exists the possibility of a material impact on the net income of the period in which the ruling occurs and thereafter.

     We expect to experience growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that existing cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

     If the four key markets within the semiconductor industry, which we believe are semiconductor manufacturing, semiconductor equipment manufacturing, photomask manufacturers and design, do not adopt our proprietary technologies and software products, our revenue could decline. We believe we design our technologies and products so that each key market within the semiconductor industry can work efficiently with the other markets. For example, if designers do not adopt our technologies and products, it will be more difficult for them to design semiconductors that are understood and processed efficiently by mask manufacturers that do adopt our technologies and products.

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

     Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $10.8 million in the nine months ended September 30, 2001 from $6.4 million in the nine months ended September 30, 2000. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

We depend on the growth of the semiconductor industry and the current economic slowdown in this industry may cause a decrease in the demand for our proprietary technologies and software products and revenue.

     We are dependent upon the general economic cycles of the semiconductor industry. Our ability to increase or even maintain our current revenue is largely dependent upon the continued demand by semiconductor manufacturers and each other key market within the semiconductor industry for integrated circuits, or ICs, and IC-related technologies. The semiconductor industry has from time to time experienced economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. We believe the semiconductor industry is currently experiencing such an economic downturn and, as a result, the sales of some of our proprietary technologies and software products have decreased and may continue to decrease.

Our limited operating history and dependence on new technologies make it difficult to evaluate our future prospects.

     We only have a limited operating history on which you can base your valuation of our business. We face a number of risks as an emerging company in a new market. For example, the key markets within the semiconductor industry may fail to adopt our proprietary technologies and software products, or we may not be able to establish distribution channels. Our company incorporated in October 1995. In February 1997, we shipped our initial software product, IC Workbench. We have only recently begun to expand our operations significantly. For example, we grew from 123 employees as of September 30, 2000 to 215 employees as of September 30, 2001.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

     We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. For example, for the nine months ended September 30, 2001, revenues from Cadabra Design Automation, Inc, a corporation that we recently acquired, were less than anticipated.

     We have not been profitable in any quarter, and our accumulated deficit was approximately $110.3 million as of September 30, 2001. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional non-cash charges relating to amortization of intangibles and deferred stock compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. On April 28, 2001, ASML MaskTools, Inc. filed an amended complaint in which it no longer asserts claims for unfair or fraudulent business practice. We are currently investigating the patents and allegations. The defense of these claims could divert management's attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features in our OPC product. In addition, third parties have advised us of literature which they believe to be relevant to our patents. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of our present or future patents and/or result in costly litigation. In addition, we are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents, or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents. In addition, a company could invite us to take a patent license. If we do not take the license, the requesting company could contact our industry partners or customers and suggest that they not use our software products because we are not licensed under their patents. This action by the requesting company could affect our relationships with these industry partners and customers and may prevent future industry partners and customers from licensing our software products. The intensely competitive nature of our industry and the important nature of our technologies to our competitors' businesses may contribute to the likelihood of being subject to third party claims of this nature.

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

     Approximately 50% of our revenue for the three months ended September 30, 2001 is derived from two customers. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenues we expect to receive are otherwise reduced, we could lose a material portion of our revenue. We would need to replace this revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in an unexpected diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue.

Our chief executive officer and chief technology officer, as well as the co-founders of Transcription and the key executive officer of Cadabra, are critical to our business and they may not remain with us in the future.

     Our future success will depend to a significant extent on the continued services of: Y. C. (Buno) Pati, our President and Chief Executive Officer; Yao-Ting Wang, our Chief Technology Officer and Senior Vice President of Engineering; Roger Sturgeon, one of our directors and a senior executive of Transcription; Kevin MacLean, Senior Vice President and General Manager of Transcription; and Martin Lefebrve, a member of our Office of Technology and senior executive of Cadabra. If we lose the services of any of these key executives, it could slow our product development processes and searching for their replacements could divert our other senior management's time and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation. We do not have long-term employment agreements with these executives and we do not maintain any key person life insurance policies on their lives. In October 2001, Faysal Sohail, former Senior Vice President of Worldwide Field Operations and a key employee of Cadabra, left the Company.

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

     Our acquisition of Cadabra will only be successful if we are able to integrate its operations with ours, which could substantially divert management's attention from the day-to-day operations of the combined company. We must successfully integrate Cadabra's products with ours. One of the elements of our strategy is to integrate our subwavelength technologies. We must also focus our research and development and sales and marketing efforts to realize the technological benefits of this combination. If we encounter any difficulties in the transition process, we may not be able to successfully integrate Cadabra's business or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that the acquisition will result in sufficient revenues or earnings to justify our investment in, or expenses related to, the acquisition or that any synergies will develop. If we are not successful in integrating Cadabra's businesses or if expected earnings or synergies do not materialize, we would likely incur significant expenses as well as non-cash charges to write-off acquired intangible assets, which could seriously harm our financial condition and operating results. In this regard, for the nine months ended September 30, 2001, revenues from Cadabra were less than anticipated.

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

     We derive a significant portion of our revenue from international sales. For the nine months ended September 30, 2001, compared to nine months ended September 30, 2000, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 68% and 57%, Asia, 24% and 34%, Europe, 5% and 8%, and other, 3% and 1%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 44 of our 215 employees as of September 30, 2001 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

     Terrorist attacks may negatively affect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers, which could result in higher expenses and/or lower revenue. Furthermore, these attacks may make travel of our sales and support staff more difficult and more expensive and ultimately affect the sales of our products.

     Also as a result of terrorism, the United States has entered into an armed conflict, which could have a further impact on our domestic and international sales. Political and economic instability in some regions of the world may also result and could negatively impact our business.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (c) Recent Sales of Unregistered Securities
      ---------------------------------------

     On September 27, 2001, we issued 10,000 shares of our common stock to Ultratech Stepper, Inc. as consideration for our assuming from Ultratech the leadership role and decision-making authority of the Advanced Reticle Symposium. We relied upon Section 4(2) of the Securities Act of 1933 in connection with the sale and issuance of these securities.

     In addition to the above transaction, during the quarter ended September 30, 2001, 1,082,110 exchangeable shares of Cadabra Design Automation Inc. ("Cadabra"), which were issued in connection with our October 2000 acquisition of Cadabra, were exchanged for an equal number of shares of our common stock. We did not receive any consideration in connection with such exchanges. These shares were exchanged pursuant to Regulation D or Regulation S of the Securities Act of 1933.

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

     Since April 12, 2000 (the closing date of the Company's initial public offering), the Company has used the net proceeds from the Company's initial public offering to purchase and install $2.5 million of machinery and equipment, to pay the balance $30.2 million of principal and accrued interest under the notes payable issued in connection with the acquisition of Transcription and to fund $48.5 million of operating expenses and increased working capital.

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

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ending September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NUMERICAL TECHNOLOGIES, INC.

Dated October 25, 2001           By: /s/ Richard S. Mora

                                 Richard S. Mora
                                 Chief Operating Officer and Chief Financial
                                 Officer (duly authorized officer and
                                 principal financial accounting officer)

                                INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER             DESCRIPTION
------             -----------

  2.1 Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*
  2.2 Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*
  2.3 Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia Company, Numerical Acquisition Limited, 3047725 Nova Scotia Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Faysal Sohail. ***
  3.2  Amended and Restated Certificate of Incorporation of registrant.*
  3.3  Bylaws of registrant.*
  4.1  Form of registrant's common stock certificate.*
  4.2 1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*
 10.1 Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
 10.2  2000 Stock Plan and related agreements.*
 10.3  1997 Stock Plan and related agreements.*
 10.4  2000 Employee Stock Purchase Plan and related agreements.*
 10.5 Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*
 10.6 Lease Agreement, dated May 10, 1990, between Transcription Enterprises, Inc. and Los Gatos Business Park.*
 10.7  Employment Agreement, dated January 1, 2000, by and between
       Transcription Enterprises, Inc. and Roger Sturgeon.*
 10.8  Employment Agreement, dated January 1, 2000, by and between
       Transcription Enterprises, Inc. and Kevin MacLean.*
 10.9 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*
10.10 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*
10.11 Stock Option Agreement--Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*
10.12 Stock Option Agreement--Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*
10.13 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*
10.14 Stock Option Agreement--Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*
10.15 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*
10.16 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*
10.17 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+
10.18 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
10.19 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
10.20 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
10.21  License Agreement, dated December 23, 1999, between registrant and Seiko

        Instruments, Inc.*#
 10.22 Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.23 Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+
 10.24 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*
 10.25 Stock Option Agreement--Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*
 10.26 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*
 10.27 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*
 10.28 Stock Option Agreement--Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*
 10.29 Amendment No. 1 to Atul Sharan's Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*
 10.30 Stock Option Agreement--Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*
 10.31 PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+
 10.32 License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+
 10.33 Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+
 10.34 Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation. ***** +
 10.35  2001 Nonstatutory Stock Option Plan. ******

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

***** Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on August 2, 2001.

****** Incorporated by reference to registration statement on Form S-8 (333-71816) as filed with the Securities and Exchange Commission on October 18, 2001.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.