Form 10-K
period 2001-12-31
NUMERICAL TECHNOLOGIES INC
filed 2002-02-19
CIK 1091226

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-30005

NUMERICAL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3232104 (I.R.S. Employer Identification Number)

70 West Plumeria Drive San Jose, California (Address of Principal Executive Offices)	95134-2134 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(408) 919-1910

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate market value of the voting common stock held by nonaffiliates of the registrant as of January 31, 2002: $357,318,646

Number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of January 31, 2002: 33,640,097

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for Numerical Technologies, Inc.’s Annual Meeting of Stockholders to be held on May 15, 2002 are incorporated by reference into Part III of this Form 10-K.

NUMERICAL TECHNOLOGIES, INC.

Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2001

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

UNLESS OTHERWISE INDICATED, REFERENCES TO “COMPANY” MEAN NUMERICAL TECHNOLOGIES, INC. AND ITS SUBSIDIARIES.

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Numerical Technologies, Inc. and its subsidiaries (collectively, “Numerical”, except as otherwise set forth herein), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Numerical’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should, “ “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including without limitation those discussed in the section entitled “Item 7: Management’s Discussion and Analysis—Trends, Risks and Uncertainties”. These and many other factors could affect Numerical’s future financial and operating results, and could cause actual results to differ materially from current expectations.

PART I

Item 1:    Business

We are a leading commercial provider of proprietary technologies and software products that enable the design and manufacture of subwavelength semiconductors. We offer a comprehensive solution that enables the production of smaller, faster and cheaper semiconductors using current generation equipment. We believe this solution enables our customers and industry partners to realize increased return-on-investment, and deliver new high-performance semiconductors more quickly than other commercially viable solutions.

Our patented phase-shifting technology, combined with our proprietary optical proximity correction (“OPC”) and process modeling technologies, form the foundation of our subwavelength solution. Our comprehensive subwavelength solution integrates these technologies into each key stage of semiconductor manufacturing to form an integrated design-to-silicon flow. We believe that our technology leadership and relationships with leading companies within the semiconductor industry will drive the adoption of our solutions as the industry standard.

We have currently licensed our proprietary technologies for production use to Intel, Fujitsu, Motorola, Texas Instruments and United Microelectronics Corporation (“UMC”). MIT Lincoln Laboratories (“MIT”), a research facility, has demonstrated the future potential of our proprietary technologies by producing 0.009-micron features. Our other industry partners and customers include Applied Materials, Cadence, Canon, Dai Nippon Printing, DuPont Photomask, KLA-Tencor, Nikon, Photronics, Simplex, Taiwan Semiconductor Corporation (“TSMC”), Toshiba and Zygo.

Industry Background

Businesses and individuals increasingly rely on electronic products and systems powered by semiconductors. These products and systems include desktop and portable personal computers, mobile phones, Internet appliances, video game consoles, and high-speed networking and communications products that serve as the backbone of the Internet. Growing recognition of the benefits of advances in electronics, including enhanced productivity and communications capability, drives demand for higher performance, lower cost, smaller and more power efficient products with greater functionality. To meet this demand, manufacturers of electronic products and systems require an increasing supply of faster, cheaper and more power efficient semiconductors. The Semiconductor Industry Association estimated, in its November 2001 report, that the worldwide market for semiconductors will grow from $141 billion in 2001 to $218 billion in 2004, or 55%. Delivering these advanced semiconductors will require rapid advances in integrated circuit (“IC”) design and manufacturing technologies.

The Historical March to Smaller Feature Sizes and Systems-on-a-Chip

The ability to produce advanced ICs depends on developing technology that enables the design and manufacture of semiconductors with smaller feature sizes. A semiconductor’s “feature size” relates to the size of circuit components in the device and is measured in microns, or millionths of a meter. Advanced semiconductors today have feature sizes of 0.07 to 0.13 micron. To illustrate how small these features are, when placed side by side, one thousand 0.10 micron transistors can fit within the width of a single human hair. Smaller feature sizes significantly increase performance while decreasing the size, cost and power consumption of semiconductors. Smaller feature sizes also allow multiple components, such as microprocessors, memory, analog components and digital signal processors, to be integrated into a single semiconductor. The resulting complex semiconductor, commonly referred to as system-on-a-chip, offers significant performance, cost, power and reliability benefits over systems that require multiple semiconductors to perform the same tasks.

Advances in semiconductor design and manufacturing technologies enabled reductions in feature sizes from 3.0 micron in 1980 to 0.07 micron and smaller in today’s advanced production fabrication facilities. These advances led to significant improvements in electronic systems and products. For example, today’s cellular phones compared to those of a few years ago have a battery life of days instead of hours, weigh ounces instead of pounds and can be produced at a fraction of the price. In addition, today’s cellular phones have many times the computing power of the most advanced personal computer in 1980.

To date, the semiconductor industry relied upon advances in semiconductor equipment to produce smaller feature sizes on semiconductors. However, to fully realize the benefits of smaller feature sizes, significant advances have also been required in each of the following key stages of the semiconductor design-to-silicon flow:

•	Semiconductor Design Tools. A variety of complex software programs used to design, simulate and verify semiconductor designs.

•	Photomasks. Templates used to transfer images of electronic circuits to silicon wafers.

•	Semiconductor Equipment. Sophisticated equipment used to manufacture semiconductors.

•	Semiconductor Manufacturing. Complex processes required to create semiconductors on silicon.

Historically, leading semiconductor companies designed, manufactured and tested their semiconductors in their own facilities using internally developed tools. The growing complexity of the design and manufacturing processes and the escalating cost of manufacturing facilities resulted in a disaggregation of the semiconductor industry into companies separately focusing on each individual stage of the design-to-silicon flow. This disaggregation is fueling the rapid growth of “fabless” semiconductor companies, which do not own or operate their own semiconductor fabrication facilities, design tool vendors, semiconductor equipment manufacturers and third-party semiconductor manufacturers, or foundries. Each of these industry markets faces significant challenges as feature sizes continue to decrease.

The Subwavelength Challenge

Semiconductor manufacturing equipment transmits light at a specific wavelength through a photomask to create images of IC patterns on a semiconductor. This process is referred to as photolithography or optical lithography. At feature sizes below 0.25 micron, the semiconductor industry reached a critical technology transition. At and above 0.25 micron, the wavelength of light used is smaller than the IC features. However, at 0.18 micron and below, the wavelength of light used in production semiconductor manufacturing equipment is significantly larger than the IC features, resulting in image quality that degrades rapidly. This is like trying to paint a one-inch line with a four-inch paintbrush. This growing disparity between feature sizes and wavelength of light is referred to as the “subwavelength gap.” As a result, manufacturers in the industry cannot produce semiconductors with feature sizes of 0.18 micron and smaller with acceptable yield levels using traditional technologies. Furthermore, as the demand for reduced feature sizes continues to outpace the reduction in wavelengths used by available equipment, this subwavelength gap will widen.

In its 2001 International Technology Roadmap, the Semiconductor Industry Association predicted that the semiconductor industry would introduce microprocessors with 0.053 micron feature sizes for semiconductors by the end of 2002 and 0.070 micron random access memory chips, or DRAM, by the end of 2006. Advances in manufacturing equipment technology alone can no longer enable the progression to smaller feature sizes and we do not expect alternative, non-optical manufacturing processes to be commercially viable for many years. As a result, the semiconductor industry must develop and integrate new subwavelength solutions into all aspects of the design-to-silicon flow.

Our Solution

We are a leading commercial provider of proprietary technologies and software products that enable the design and manufacture of subwavelength semiconductors using existing design tools and semiconductor equipment. We know of no other commercially proven technology that can be used for volume production of semiconductors with feature sizes of .07 micron. Our comprehensive solution addresses each key stage of the design-to-silicon flow, including physical design, design verification, manufacturing data preparation, photomask manufacturing inspection and photolithography. By offering a subwavelength solution that is used in every stage of the semiconductor design and manufacturing process, we integrate the entire design-to-silicon flow for subwavelength ICs.

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

Our proprietary technologies and software products are designed to offer the following key benefits:

Proven Path to Smaller, Faster, Cheaper and Power Efficient Devices.    Our industry partners and customers have demonstrated the success of our proprietary technologies and software products. For example, Motorola used our phase shifting technology and software to enable its 0.18 micron wafer fabrication facilities to produce 0.10 micron features. In January 2001, UMC announced plans to use our phase shifting technology for the production of 0.07 features. In April 2001, Intel licensed the rights to use our patented phase shifting technology in production. In May 2001, Fujitsu licensed the rights to use our patented technology in production. Further, in March 2001, MIT, a research facility, demonstrated the future potential of our technologies and products by successfully creating 0.009 micron features. MIT used our phase shifting technology and standard 0.25 micron semiconductor manufacturing equipment.

Accelerate Time to Market.    In today’s economy, semiconductor manufacturers can achieve a significant market advantage by being the first to introduce more advanced semiconductors. Introducing next generation semiconductors has historically required the semiconductor industry to install new equipment or to construct new manufacturing facilities, which may take up to three years to complete. Our phase shifting technology and software products enable companies to use existing equipment to produce smaller, faster and more power efficient semiconductors, thereby enabling them to introduce new products more rapidly.

Increase Return on Capital Equipment Investment.    We design our proprietary technologies and software products to enable existing semiconductor manufacturing equipment to produce subwavelength ICs. Using our technologies and products, semiconductor manufacturers will not be required to spend up to billions of dollars to produce ICs with smaller and smaller feature sizes. As a result, these semiconductor manufacturers can significantly increase their return on invested capital. Furthermore, we believe that the use of our proprietary technologies and software products results in higher manufacturing yields.

Integrate the Key Stages of the Design-to-Silicon Flow.    We design our proprietary technologies and software products on a common platform and architecture, which are implemented in key stages of the design-to-silicon flow. Our software products utilize a common process modeling and simulation technique that allows the tools and equipment used in subsequent stages to understand and process the results generated by each of the prior stages. For example, the separate tools and equipment used to design, verify and manufacture semiconductors can coordinate with each other to ensure an accurate design-to-silicon flow. This coordination is particularly critical in the semiconductor industry, which has disaggregated into different companies that specialize in separate key stages of the design-to-silicon flow. We believe this is necessary to the successful production of subwavelength semiconductors.

Our Strategy

Our objective is to establish our proprietary technologies and software products as the industry standard for the design and manufacture of subwavelength semiconductors. Key elements of our strategy include the following:

•	Drive Continued Adoption of Our Subwavelength Solution

•	Expand Relationships with Our Industry Partners

•	Leverage Our Comprehensive Platform

•	Leverage Our Market Position in Manufacturing Data Preparation Products

•	Leverage Our Market Position in Standard Cell Layout Creation

•	Integrate Subwavelength Technology into the Design Automation Flow

•	Extend Technology Leadership Position

•	Maintain Time-Based Software and Intellectual Property Licensing Models

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

Expand Relationships with Our Industry Partners.    We intend to strengthen and expand our industry partner relationships with the leading companies within each stage of the design-to-silicon flow. To date, we have developed relationships with semiconductor design tool vendors such as Cadence and Simplex, photomask manufacturers such as Dupont Photomask, Dai Nippon Printing and Photronics, and semiconductor equipment manufacturers such as Applied Materials, KLA-Tencor and Zygo. We believe that these broad-based industry relationships will help to proliferate our proprietary technologies and software products as the industry standard. We must expend significant management, sales and our other limited resources in order to expand and strengthen these relationships. Our ability to successfully do so is dependent upon our industry partners not developing their own solutions to the subwavelength gap problem, or our competitors offering better terms or pricing conditions to our industry partners.

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

Leverage Our Market Position in Standard Cell Layout Creation.    We intend to strengthen and continue to build upon our position as the leading provider of automated layout creation technology for standard cell libraries used in semi-custom, and custom integrated circuits (ICs). Cell layouts are the primary means of transferring information about new process technology to the design flow. We believe the layout creation capability coupled with our subwavelength technologies will speed the mainstream adoption of our phase-shifting technology by the semiconductor industry.

Integrate Our Subwavelength Technologies into the Design Automation Flow.    Through our acquisition of Cadabra Design, we acquired one of the most widely used solutions for the automated creation of the layouts for standard cells required for IC design. These cells communicate process information to automated design tools. We intend to integrate our proprietary technologies into the Cadabra solution in order to offer design teams fast access to the processes that incorporate our subwavelength technologies. In order to be successful in integrating our proprietary technologies with the Cadabra solution, we must focus our research and development efforts in order for the integrated solution to function correctly and efficiently. We must also focus our sales and marketing efforts to emphasize to semiconductor manufacturers the benefits of purchasing this integrated solution.

Extend Technology Leadership Position.    We believe we were among the first to recognize that the subwavelength gap would represent a significant challenge to continued advances in semiconductor technology. To capitalize on this business opportunity, we engaged in significant research and development activities over the past six years, pioneering manufacturable phase shifting technologies that we believe are the key to bridging the subwavelength gap. We assembled a strong team of subwavelength experts, many of whom have graduate technical degrees, and we intend to continue expanding our research and development efforts to further enhance our proprietary technologies.

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

Technology

As feature sizes decreased to dimensions smaller than the wavelength of light used in optical lithography equipment, phase shifting and OPC technologies became critical to the continued growth of the semiconductor industry. Widespread deployment of subwavelength technologies requires the industry to create an efficient and integrated IC design and manufacturing process and to introduce new technologies into several stages of the design-to-silicon flow. Our proprietary technologies and software products allow IC designers, as well as manufacturers of photomasks, semiconductor equipment and semiconductor devices, to successfully deploy phase shifting and OPC technologies. We believe we are the only company exclusively focused on delivering a comprehensive solution that enables the design and manufacture of subwavelength ICs.

Phase Shifting

The foundation of our subwavelength process technologies lies in our phase shifting technology, which manipulates light waves to produce high-resolution images of subwavelength IC features. Our phase shifting technology sequences positive and negative light wave patterns to prevent interfering waves from causing the image on silicon to blur or disappear entirely. This enables designers and manufacturers to create IC features that are less than half the size of those that can be produced using conventional optical lithography techniques. Our phase shifting technology also dramatically reduces sensitivity to variations in the manufacturing process such as focus deviations and lens imperfections, significantly improving manufacturing yields. We developed the industry’s first production-worthy, commercial phase shifting technology by combining the multidisciplinary expertise of our scientists and engineers and investing significantly in joint research and development activities with leading photomask and semiconductor manufacturers.

Optical Proximity Correction

Our OPC technologies embed corrective features in the IC design and photomask to reduce image distortions caused by interfering light waves. We developed these technologies in close collaboration with photomask and semiconductor manufacturers to improve photomask manufacturability without sacrificing performance. Our OPC technologies focus on correcting distortions in semiconductor features that would most affect the semiconductor’s performance. OPC makes it possible to obtain an IC pattern that more closely resembles the original desired design. However, as feature sizes continue to decrease, OPC is no longer sufficient to ensure acceptable manufacturing yields. At these smaller feature sizes, semiconductor manufacturers will employ both OPC and phase shifting process technologies.

Process Modeling and Simulation

Historically, the designed layout of a semiconductor, its representation on the photomask and the corresponding features on the semiconductor were essentially identical. At subwavelength feature sizes, this relationship no longer exists. As a result of distortions created during the manufacturing process and the application of phase shifting and OPC, the design of a semiconductor, its representation on the photomask and the pattern transferred to the semiconductor all look different. We developed proprietary process modeling and simulation technologies that recharacterize the relationship between device design, photomask pattern and semiconductor features. This recharacterized relationship allows designers and manufacturers to more accurately translate designs and photomasks to final semiconductors. Semiconductor manufacturers can calibrate our process models to more accurately characterize their specific processes and use them in our software products throughout the design-to-silicon flow. Manufacturers can use a common process model throughout the design-to-silicon flow to facilitate consistency in the communication of process and design data.

Automated Transistor Layout (“ATL”)

In the process of designing ICs, it is very important to effectively and automatically communicate process requirements into the IC design flow. Traditionally, this has been done through a “library” of cells for IC designs. These libraries have, in the past, been created through an intensive, manual process. With the advent of subwavelength processes, however, the design of libraries becomes much more complex. Phase shifting information and OPC effects must be considered in the library design process. Through our acquisition of Cadabra, we offer technology that automates the creation of layouts of these cells, saving both time and engineering resources.

Implementation Technologies

We developed or acquired several technologies necessary to implement the mainstream design and manufacturing use of phase shifting and OPC technologies. These include:

•	design automation algorithms for phase shifting and OPC;

•	hierarchical design data management technologies;

•	subwavelength design verification technologies;

•	photomask defect analysis technologies;

•	high-performance process simulation algorithms and process model calibration technologies;

•	algorithms for manufacturing data preparation; and

•	algorithms to automatically create and optimize layouts of the standard cells required for IC design.

Products

We offer technology products, software products and services that together provide a comprehensive subwavelength design-to-silicon solution.

Technology Products

Phase Shifting Technology.    Our phase shifting technology licenses allow the licensee to produce subwavelength semiconductor devices using our proprietary technology. We offer limited use research and development licenses that allow the licensee to use our proprietary technology for pre-production purposes. We also offer production licenses of our phase shifting technology that are time based, or are licensed per fabrication facility or per device produced.

Subwavelength Process Development.    We offer a comprehensive implementation package that includes a development plan, calibration and test photomasks and on-site customer assistance to develop advanced subwavelength manufacturing processes using our phase shifting and OPC technologies and software products. Our engineers and scientists work on-site at our customers’ fabrication facilities to develop these processes and generate design rules, calibrated models and associated design-to-silicon flows.

Software Products

We offer a comprehensive suite of complex integrated software products that all of the key markets within the semiconductor industry can use. These markets use our software products independently or integrate them with IC design tools, and photomask and semiconductor manufacturing equipment. Our products address the needs of subwavelength design and manufacture in five key sectors of the design-to-silicon flow:

Sector	Products	Applications
Library Development	Cadabra	• Automate the creation and optimization of standard cells layouts used for IC design

Physical Design and Post-Layout Data Processing	iNPhase SiVL iNTandem
• Ensure compatibility of semiconductor designs with subwavelength processes
• Create phase shifted and OPC device design layout
• Verify silicon performance of designs
• Hybrid OPC software to enable manufacturability of semiconductor designs
• Generate calibrated process models and design rules for phase shift and OPC processes

Manufacturing Data Preparation and Photomask Manufacturing	CATS Photolynx
• Process design data required to fabricate and inspect photomasks
• Verify input data, manufacturing processing and photomask layout
• Convert photomask design data to formats required by specific photomask manufacturing equipment
• Verify photomask and wafer manufacturability
• Hybrid OPC software integrated in a data preparation environment to enable manufacturability of semiconductor designs
• Optimize mask and wafer fabrication process parameters

Photomask Inspection and Measurement	Virtual Stepper i-Virtual Stepper	• Characterize located photomask defects • Transcribe and transfer design data to photomask and wafer inspection and measurement equipment

IC Fabrication and Process Development	IC Workbench SiVL	• Optimize fabrication process parameters • Verify silicon performance of designs

Each of these products is described below.

Library Development

Cadabra. Our Cadabra product line automates the creation and optimization of standard cell layouts used in IC design. These cells act as the communication vehicle for manufacturing process requirements to design tools. These Cadabra products allow us to integrate our proprietary subwavelength technologies into the design flow in a manner that is transparent to designers.

Physical Design and Post-Layout Data Processing Products

iNPhase.    Our iNPhase product automates and integrates the design, verification and OPC functions of our phase shifting technology. iNPhase also verifies that the semiconductor design is free of “phase conflicts,” or design configurations that could result in manufacturing failures.

SiVL.    Our silicon-versus-layout product utilizes our proprietary process simulation technologies to verify that conventional, phase shifting and OPC designs produce printed IC patterns within specified tolerances. By predicting “silicon level” failures, SiVL reduces or eliminates the need to repeat the design and manufacturing process. SiVL integrates with tools used to verify that the IC patterns are within specified tolerances.

iNTandem.    Our iNTandem product automatically corrects designs for process-induced distortions or subwavelength features. iNTandem combines the application of our rule-based OPC engine with our model-based OPC engine into a “Hybrid” OPC use model.

Manufacturing Data Preparation and Photomask Manufacturing Products

CATS.    This family of products includes products that automatically create different photomask layers by sizing and combining design layers. Our CATS products allow users to view the input and output data of the manufacturing data preparation process and verify photomask design accuracy using a combination of graphical algorithmic and query analyses. The CATS product line includes modules that automatically transcribes photomask layout data into input data formats for specific photomask manufacturing equipment. This line supports leading photomask equipment manufacturers, including Etec, Hitachi and Leica. The data is checked for variations from manufacturing requirements, including minimum widths, spacing and layer to layer errors.

Photolynx.    Our Photolynx product integrates our OPC engine (available also in iNTandem) with CATS manufacturing data preparation environment to offer a combination of both our rule-based OPC technology as well as our model-based OPC technology as part of the mask data preparation step. Photolynx also includes Silicon vs. Layout verification capability to ensure mask data output produce printed IC patterns within specified tolerances. Furthermore, Photolynx includes our process simulation engine, which is used to simulate the final IC features corresponding to the mask as well as the capability to analyze and optimize IC manufacturing processes.

Photomask Inspection and Metrology Products

Virtual Stepper.    This product allows photomask manufacturers to assess the impact of photomask defects on the silicon wafer. Photomask manufacturers using Virtual Stepper can determine photomask quality, improving their productivity and yield. The Stepper takes direct input from defect inspection and review equipment manufactured by leading equipment companies including Applied Materials, KLA-Tencor and Zygo.

i-Virtual Stepper.    This product is the internet-enabled version of Virtual Stepper. By using i-Virtual Stepper, photomask manufacturers can determine photomask quality and improve their yield regardless of where the inspection equipment is located and regardless of where the other members of their team are located.

Semiconductor Fabrication and Process Development

IC Workbench.    IC Workbench is an interactive process simulation, analysis and optimization tool. This product includes a graphical user interface, design data viewer and editor with real-time simulation feedback. This allows users to evaluate the impact of design and process parameters on the final silicon results while optimizing subwavelength processes.

Services

Design Services.    We assist our industry partners and customers with semiconductor designs that use our phase shifting and OPC technologies. Our design services include creating phase shifted designs, applying OPC technology to designs and verifying the final design layout. Our design services help industry partners and customers adopt our technologies.

Technology Integration Services.    We offer technology integration services to allow our industry partners to integrate our software products with their products for marketing to their customers. We develop software interfaces to semiconductor design tools and equipment to enable the necessary data communication to integrate the operation of the combined products.

Customers and industry partners

We license our proprietary technologies and software products to companies in key markets within the semiconductor industry. Our customers include licensees of our phase shifting technology and software, manufacturing data preparation software and silicon verification, photomask verification and automated layout creation software. Our industry partners integrate our technologies and software into their products and act as resellers. The following customers and/or industry partners accounted for annual license, maintenance and technical service revenue of at least $250,000 in either 2001, 2000 or 1999:

IDMs and Foundries
Agilent
Cypress Semiconductor
Delco
Hitachi
Hoya
Intel
Infineon
IBM
LSI Logic
Macronix
Matsushita
Motorola
NEC
Phillips
Qualcom
Samsung
Silicon Integrated Systems
SMIC
ST Microelectronics
Texas Instruments
Toshiba
TSMC
UMC
VLSI Technology
Design Tool Vendors Cadence Design Systems Synopsys Semiconductor Equipment Manufacturers Applied Materials KLA-Tencor Leica Micro Zygo Photomask Manufacturers DuPont Photomask Photronics Toppan

Cadence and Intel represented 23% and 20%, respectively, of our total revenue for 2001. Cadence represented 24% of our total revenue for 2000. KLA-Tencor, Zygo and Cadence represented 23%, 17% and 16% of our total revenue for 1999, respectively. No other customer accounted for 10% or more of our revenue in 2001, 2000, or 1999.

Research and Development

Our future success will depend to a large extent on our ability to rapidly develop and introduce new proprietary technologies and software products and enhancements to our existing products. We have made and expect to continue to make substantial investments in research and development. We invested $16.2 million (33% of revenue) in 2001 in R&D for product development and engineering programs to improve or sustain existing product lines. The complexity of phase shifting and OPC technologies requires expertise in physical IC design and layout, photomask manufacturing, optical lithography, numerical algorithms and software development. We believe that the multidisciplinary expertise of our team of scientists and engineers will continue to advance the market and technological leadership. Our ability to advance the market and technological leadership is dependant upon our ability to retain our current team of scientists and engineers, as well as recruit new scientists and engineers with the requisite skill set to advance our proprietary technologies and software products. We must compete for some of these individuals in the very competitive Silicon Valley market, where our headquarters are located.

As of December 31, 2001, our engineering group consisted of 116 employees. These employees are focused on the following objectives:

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

Sales and Marketing

We rely on our direct sales force and on our industry partner relationships to penetrate each key market of the semiconductor industry. Domestically, our direct sales force operates primarily out of our headquarters in California. We also employ sales personnel in Oregon, Virginia, Minnesota, and Texas. In addition, we have subsidiaries in Canada, Korea, Japan, Taiwan and The Netherlands, which work closely with resellers and partners. We intend to continue to expand our sales and support personnel both domestically and internationally. In order to do so, we must compete for some of our personnel in the very competitive Silicon Valley market where our headquarters are located. As of December 31, 2001, we had 64 employees involved in sales and marketing.

Our marketing personnel focus on developing our relationships with industry partners. Our industry partners include leading semiconductor equipment manufacturers, such as Applied Materials and KLA-Tencor, and design tool companies, such as Cadence. We also entered into joint-marketing relationships with leading photomask manufacturers, such as Dupont Photomask and Photronics. Our direct sales efforts have focused primarily on licensing to foundries and IDMs. To date, we have concentrated our sales and marketing efforts on selling research and development licenses. We have already entered into production licenses with leading semiconductor manufacturers. We expect to extend these efforts to generate production licenses as semiconductor manufacturers move into production of subwavelength ICs. However, in order to further extend our research and development licenses to production licenses, we must expend significant marketing resources, with no guarantee of success.

See Note 9 to the Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the geographic distribution of our revenue for 2001, 2000, and 1999. We are subject to risks associated with economic and political instability in certain foreign countries.

Competition

The semiconductor industry is highly competitive and characterized by rapidly changing design and process technologies. The market for phase shifting and OPC solutions is rapidly evolving and we expect competition to continue to increase. Our software products face direct competition from other providers of software tools for phase shifting, OPC and manufacturing data preparation and automated layout creation solutions, including Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC enabling solutions, such as IBM. Many of these companies are larger than we are, have greater financial or other resources than we do and therefore can withstand adverse market or economic conditions more readily than we can. We may also face competition from alternatives to current photolithography systems. In addition, commercially viable manufacturing processes that provide alternatives to our subwavelength solution may be developed in the future by existing or potential competitors. We believe that the principal competitive factors in our market include technology viability, product availability, performance, reliability, functionality, cost and customer service. We believe we compete favorably with respect to each of these factors. Our phase shifting, OPC, manufacturing data preparation and automated layout creation software products compete with existing and future products in the semiconductor manufacturing market. Recently, a competitor has introduced a mask data preparation software product. We may continue to take various steps, including without limitation reducing prices, in order to remain competitive in the market for data preparation software.

Business Combinations

On January 1, 2000, we acquired Transcription Enterprises Ltd. (Transcription), a company incorporated in California. Under the terms of the acquisition, we issued approximately 3,810,000 shares of Series E Convertible Preferred Stock and $40.0 million in notes payable for all of the outstanding stock of Transcription. The total purchase price was approximately $86.0 million, including acquisition costs of approximately $250,000. The Transcription acquisition was accounted for under the purchase method of accounting.

On October 27, 2000, we acquired Cadabra Design Automation, Inc. (“Cadabra”), a Nova Scotia limited liability company. Under the terms of the acquisition, we issued approximately 3,200,000 shares of our common stock and options to purchase our common stock for all of the outstanding stock and options of Cadabra, of which approximately 2,641,000 shares are actually exchangeable shares. The exchangeable shares are exchangeable for shares of our common stock, on a one-for-one basis, at the option of the holder thereof. Such shares, if not exchanged earlier, will generally automatically convert to our common stock on October 27, 2005. The total purchase price was approximately $110.6 million, including acquisition costs of approximately $3.0 million. The Cadabra acquisition was accounted for using the purchase method of accounting.

For further details of Transcription and Cadabra business combinations, see Note 2 of Notes to Consolidated Financial Statements.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. There are also numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation. From time to time third parties may notify us of intellectual property infringement claims. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual property rights. However, we cannot be sure that third parties will offer licenses to us or that we will accept the terms of any offered licenses.

If we fail to obtain a license from a third party for proprietary technologies that we use, we could incur substantial liabilities, or suspend sales of our software products or our use of processes requiring the technologies. Litigation could cause us to incur significant expenses, harm our sales of the challenged technologies or software products and divert the efforts of our technical and management personnel, whether or not a court decides the litigation in our favor. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, cease sales of infringing products, expend significant resources to develop or acquire non-infringing technology and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. We may not be successful in the development or acquisition of intellectual property, or the necessary licenses may not be available under reasonable terms, and any development, acquisition or license could require us to expend a substantial amount of time and other resources. Any of these developments would harm our business.

Employees

As of December 31, 2001, we employed 215 employees worldwide, of which 154 individuals were located in the United States and 42 individuals were located in Canada. In the Silicon Valley, where our headquarters is located, competition for highly skilled employees is intense. We believe that our future success is highly dependent upon our continued ability to attract and retain qualified employees. We must also deal internationally with labor and employment laws with which we are not familiar. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes set forth information about our executive officers as of January 31, 2002:

Name	Age	Position
Y. C. (Buno) Pati	37	President and Chief Executive Officer

Yao-Ting Wang	38	Chief Technology Officer

Richard Mora	55	Chief Operating Officer and Chief Financial Officer

Atul Sharan	42	Senior Vice President, Marketing and Business Development

Fabio Angelillis	40	Senior Vice President, Engineering

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

Dr. Yao-Ting Wang has served as our Chief Technology Officer since he co-founded our company in October 1995. From October 2000 until November 2001, Dr. Wang also served as our Senior Vice President, Engineering. Dr. Wang’s doctoral dissertation research was on automated design of phase shifting photomasks using fast algorithms and signal processing techniques. Dr. Wang is active in the areas of fast lithography simulations and automated advanced photomask designs, with specific interests in communications, signal processing and lithographic techniques. Dr. Wang received a B.S. degree from National Taiwan University and a Ph.D. in electrical engineering from Stanford University.

Richard Mora has served as our Chief Operating Officer and Chief Financial Officer since October 2001. Mr. Mora served as our Chief Financial Officer from October 2000 to October 2001. From May 1999 to October 2000, Mr. Mora served as our Chief Financial Officer and Vice President, Operations. From August 1994 to April 1999, Mr. Mora was Chief Financial Officer and Vice President of Finance at Mattson Technologies, Inc., a semiconductor equipment manufacturer. From June 1998 to May 1999, Mr. Mora was also Vice President and General Manager of the High Temp Products Division at Mattson. From September 1988 to August 1994, Mr. Mora served as Chief Financial Officer and Vice President of Finance at Actel Corporation, a semiconductor manufacturer. From June 1985 to August 1988, Mr. Mora was Chief Financial Officer and Vice President of Finance at HHB Systems. Mr. Mora received a B.S. in accounting from Santa Clara University and is a Certified Public Accountant.

Atul Sharan has served as our Senior Vice President, Marketing and Business Development since October 2000. From October 1998 to October 2000, Mr. Sharan served as our Vice President, Marketing and Business Development. From April 1997 to October 1998, Mr. Sharan was director of strategic business development at Ambit Design Systems. From May 1991 to March 1997, Mr. Sharan held senior sales and marketing management positions at Compass Design Automation. From December 1984 to May 1991, Mr. Sharan worked in semiconductor manufacturing operations at VLSI Technology and Integrated Device Technology (“IDT”). Mr. Sharan received an M.B.A. from the University of California at Berkeley, an M.S. in engineering from the University of Houston, Texas and a B.Tech. degree in engineering from the Indian Institute of Technology in Kanpur, India.

Fabio Angelillis has served as our Senior Vice President of Engineering since November 2001. From September 2000 to November 2001, Mr. Angelillis was Executive Vice President of Engineering at KANA.

From October 1990 to September 2000, Mr. Angelillis held various management positions, including Vice President of Research and Development and Operations at Cadence Design Systems, a provider of electronic design automation software, for their Custom IC product line. From January 1988 to October 1990, Mr. Angelillis served as Engineering Manager at Teradyne, Inc., a manufacturer of automatic test equipment and related software for the electronics and communications industries. Mr. Angelillis holds a B.S. degree in computer engineering from the University of Florida.

Item 2:    Properties

Our executive offices and principal operations are currently located in approximately 39,300 square feet of office space in San Jose, California under a lease that expires in July 2004. We also lease approximately 4,500 square feet of office space in Los Gatos, California under a lease that expires in January 2006 and 15,200 square feet of office space in Canada under a lease that expires in February 2002. In addition, we currently sublease approximately 11,000 square feet of office space in San Jose, California to a third party. This lease and sublease expire in December 2004.

We lease office space for sales, customer support and research and development offices in six locations throughout the world: two in North America, three in Asia and one in The Netherlands.

We consider the above facilities suitable to meet our requirements and believe that suitable or substitute space will be available as needed to accommodate expansion of our operations.

Item 3:    Legal Proceedings

None

Item 4:    Submission of Matters to a Vote of Security Holders in Fourth Quarter ended 2001.

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market System under the symbol of NMTC. The following table sets forth, for the periods indicated, the low and high bid prices per share for our common stock as reported by the Nasdaq National Market.

	Low	High
Year Ended December 31, 2001
First Quarter	$9.000	$28.750
Second Quarter	7.875	26.150
Third Quarter	13.100	29.820
Fourth Quarter	13.910	38.650

Year Ended December 31, 2000
Second Quarter (beginning April 7, 2000)	$22.000	$56.250
Third Quarter	26.750	67.313
Fourth Quarter	9.125	35.250

As of January 31, 2002, there were approximately 303 holders of record of our common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be approximately 11,000.

No dividends have been paid on the common stock in 2001, 2000 and 1999. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended December 31, 2001. However, during the quarter ended December 31, 2001, 572,469 exchangeable shares of Cadabra Design Automation Inc. (“Cadabra”), which were issued in connection with our October 2000 acquisition of Cadabra, were exchanged for an equal number of shares of our common stock. We did not receive any consideration in connection with such exchanges. These shares were exchanged pursuant to Regulation D or Regulation S of the Securities Act of 1933.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from our audited consolidated financial statements included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data (1)(2):
Revenue	$49,032	$23,340	$5,492	$736	$620
Depreciation and amortization	48,950	24,820	340	99	24
Acquired in-process research and development	—	1,930	—	—	—
Amortization of deferred stock-based compensation	15,856	18,766	3,990	862	—
Total costs and expenses	106,175	73,965	14,693	7,469	1,239
Loss from operations	(57,143)	(50,625)	(9,201)	(6,733)	(619)
Net loss	(53,433)	(48,811)	(8,828)	(6,551)	(584)
Loss per share, basic and dilutive (3)	$(1.76)	$(2.27)	$(1.26)	$(0.89)	$(0.08)
Shares used in per share calculation, basic and dilutive (3)	30,445	21,827	7,019	7,373	7,397

	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data (1)(2):
Cash and cash equivalents	$38,964	$30,607	$13,486	$4,973	$656
Working capital	64,799	47,912	10,499	2,320	377
Total assets	212,062	240,974	17,605	6,611	1,081
Total stockholders’ equity	189,187	219,134	12,405	2,815	474

(1)
We acquired Transcription Enterprises, Inc. (“Transcription”) on January 1, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data includes the results of operations of Transcription subsequent to January 1, 2000.

(2)
We acquired Cadabra Design Automation, Inc. (“Cadabra”) on October 27, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data includes the results of operations of Cadabra subsequent to October 27, 2000.

(3)	Share and per share amounts for all historical periods have been restated to reflect the three-for-two stock split for stockholders of record as of April 6, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated financial statements and related footnotes that appear beginning on page 39.

Overview

We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from production and research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. To date, we have entered into production licenses with five semiconductor manufacturers. We expect to enter into additional production licenses as semiconductor manufacturers adopt our proprietary technologies for production. Production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs. In order for semiconductor manufacturers to enter into production licenses with us, these manufacturers must continue to embrace our proprietary technologies and not enter into agreements with our competitors in this regard. We must also expend significant sales and marketing resources on these manufacturers with no guarantee of success.

In January 2000, we acquired Transcription for approximately $45.7 million in Series E preferred stock and $40.0 million in notes payable, resulting in goodwill of $65.8 million, which was being amortized on a straight-line basis over five years and other intangible assets of $26.1 million, which are being amortized on a straight-line basis over two to five years. In compliance with Statement of Financial Accounting Standards (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives will no longer be amortized effective January 1, 2002. We have accounted for the acquisition under the purchase method of accounting and, as a result, our historical results of operations do not include the results of operations of Transcription prior to January 1, 2000.

On October 27, 2000, we completed the acquisition of Cadabra for approximately $120 million in common stock and options to purchase our common stock, as well as approximately $3.0 million in acquisitions costs, resulting in goodwill of $97.2 million, which was being amortized on a straight-line basis over four years and other intangibles assets of $9.8 million, which are being amortized on a straight-line basis over two to five years. In compliance with SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized effective January 1, 2002. We accounted for the acquisition under the purchase method of accounting and, as a result, our historical results of operations do no include the results of operations of Cadabra prior to October 27, 2000.

As a result of the acquisitions of Transcription and Cadabra, at December 31, 2001, we have goodwill and intangible assets of $128.7 million, net of associated amortization. Such assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. At December 31, 2001, we do not consider goodwill and intangible assets to be impaired.

Because of the significance of these acquisitions, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of our future performance.

In April 2000, we sold a total of 6,364,100 shares of common stock at $14.00 per share through our initial public offering. The net proceeds, after underwriters’ commission and fees and other costs associated with the offering, totaled approximately $81.2 million. In April 2000, we paid the balance of principal and accrued interest under the notes payables issued in connection with our January 2000 acquisition of Transcription with a portion of the net proceeds. The remaining proceeds have been used for working capital and general corporate purposes.

We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9. Our revenue is derived from intellectual property and software licenses and maintenance and technical services. Revenue is recognized for the various contract elements based upon vendor-specific objective evidence (“VSOE”) of fair value of each element. If VSOE of fair value does not exist but post-contract customer services (“PCS”) is the only undelivered element, we recognize the fee, including up-front payments for licenses, under the arrangement ratably over the contractual PCS period. To date, we have not established VSOE for the service or annual maintenance elements of many of our products. License revenue, including up-front fees, is recognized when persuasive evidence of an arrangement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Revenue for technical services is recognized as the services are performed or on a percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently. Maintenance services are typically priced based on a percentage of the license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenue includes billings in excess of recognized revenue and payments received in advance of revenue recognition.

We have adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach, which requires us to report certain financial information related to continuing operations that is provided to our chief operating decision-maker for the purpose of evaluating financial performance and resource allocation. Our chief operating decision-maker reviews revenue by both geography and customer. We are not organized into business units nor do we capture expenses or allocate resources based on segmentation of our business. Therefore, we believe that we operate in a single segment.

Results of Operations

Revenue.    Revenue was $49.0 million for 2001, compared to $23.3 million and $5.5 million in 2000 and 1999, respectively, representing increases of 110% and 325% for the respective periods. Our 2001 revenue increase was due primarily to increased production license revenues, increased revenue related to technical services and increased revenue due to a full year’s revenue from our acquisition of Cadabra, as well as continued adoption of our software and proprietary technology solution by companies throughout the design-to-silicon flow. Approximately 80% of our 2000 revenue increase was due to our acquisitions of Transcription and Cadabra in 2000 and the remaining 20% was from the continued adoption of our software and technology.

The breakdown of revenue by geographic regions in which our proprietary technologies and software products and services are delivered, as a percentage of our total revenue, is as follows:

	Year Ended December 31,
	2001	2000	1999
North America	69%	57%	78%
Asia	24	33	22
Europe	5	9	—
Other	2	1	—

	100%	100%	100%

The increase of revenue in 2001 to North America as a percentage of total revenue is primarily a result of increased production license revenues and increased revenue related to technical services from domestic customers. Revenue increased in amount in all other geographic regions, but decreased as a percentage of total revenue due to the relative greater increase in North American revenue. The increase of revenue in 2000 to Asia and Europe as a percentage of total revenue is primarily a result of our acquisition of Transcription, which led to increased access to international markets and customers for our products.

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

Costs and Expenses

Cost of revenue.    Cost of revenue includes primarily salary and related costs for engineers associated with maintenance and technical services. Cost of revenue was $4.3 million for 2001 compared to $2.2 million and $307,000 for 2000 and 1999, respectively. The increase in 2001 was primarily due to increased cost for engineers associated with providing technical services to customers, as well a full year’s cost of additional engineers associated with maintenance added as a result of our acquisition of Cadabra. The increase in 2000 was primarily due to increased cost for engineers associated with maintenance and technical services, which resulted from an increased customer base related to our acquisitions of Transcription in January 2000 and Cadabra in October 2000. As a percent of revenue, cost of revenue was 9% for 2001 compared to 9% and 6% for 2000 and 1999, respectively. Our cost of revenue is dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our cost of revenue may increase or decrease.

Research and development.    Research and development expenses consist primarily of personnel and related costs. Research and development expenses were $16.2 million for 2001 compared to $12.6 million and $4.6 million in 2000 and 1999, respectively. The increase in 2001 was primarily due to a full year’s cost of personnel added as a result of our acquisition of Cadabra, and to a lesser degree, increased costs associated with additional personnel in our expanding research and development efforts. The increase in 2000 was primarily due to increased costs associated with additional personnel in our expanding research and development efforts and, to a lesser degree, to cost of personnel added as a result of our acquisitions. As a percent of revenue, research and development expenses were 33% in 2001 compared to 54% and 84% for 2000 and 1999, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will continue to increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our research and development expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, tradeshows and other marketing activities. Sales and marketing expenses were $14.1 million for 2001 compared to $9.2 million and $4.2 million for 2000 and 1999, respectively. The increase in 2001 was primarily due to a full year’s cost of personnel added as a result of our Cadabra acquisition and costs associated with our expansion of foreign sales operations. The increase in 2000 was primarily due to additional sales and marketing personnel, increased sales commissions and higher tradeshow expenses, and, to a lesser degree, to costs of personnel added as a result of our acquisitions. As a percent of revenue, sales and marketing expenses decreased to 29% for 2001 compared to 39% and 76% for 2000 and 1999, respectively. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our sales and marketing expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our sales and marketing expenses as a percentage of revenue may increase or decrease.

General and administrative.    General and administrative expenses consist primarily of salaries and related costs for operations and finance employees and legal and accounting services. General and administrative expenses were $6.8 million for 2001 compared to $4.5 million and $1.3 million for 2000 and 1999, respectively. The increase in 2001 was primarily the result of a full year’s cost of personnel added as a result of our acquisition of Cadabra and increased spending in legal and professional fees. The increase in 2000 was primarily the result of increased spending in personnel, personnel-related costs and professional fees and, to a lesser degree, to cost of personnel added as a result of our acquisitions of Transcription and Cadabra. As a percent of revenue, general and administrative expenses were 14% for 2001 compared to 19% and 23% for 2000 and 1999, respectively. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term. Our general and administrative expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to among other factors, those described above, our general and administrative expenses as a percentage of revenue may increase or decrease.

Depreciation and amortization.    Depreciation and amortization expense consists of depreciation of property and equipment and amortization of acquired goodwill and intangible assets. In 2000, our acquisitions generated approximately $199.4 million in identified intangibles and goodwill, which are currently being amortized over periods ranging from two to five years. Depreciation and amortization expenses were $49.0 million in 2001 compared to $24.8 million and $340,000 for 2000 and 1999, respectively. The increase in 2001 was primarily the result of a full year’s amortization of goodwill and other intangibles associated with the acquisition of Cadabra in October 2000. The increase in 2000 was primarily the result of amortization of goodwill and other intangibles associated with the acquisitions of Transcription in January 2000 and Cadabra in October 2000. We expect amortization and depreciation expense, as calculated under the provisions of newly adopted SFAS No. 142, to be approximately $9.0 million in 2002. Amortization and depreciation expense could be affected by other acquisitions or impairment of existing identified intangible assets in future periods.

In-process research and development.    In 2000, we recorded charges of $1.9 million or 8% of revenue for acquired in-process research and development primarily resulting from the acquisition of Cadabra (see Note 2 of Notes to Consolidated Financial Statements). This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Amortization of deferred stock-based compensation.    Amortization of deferred stock-based compensation is comprised of the amount of amortization related to: (i) the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant, (ii) the fair value at the date of the acquisition of employee escrow shares issued to executives of Cadabra in connection with the acquisition of Cadabra, (iii) compensation expense related to certain restricted stock deemed to be variable as prescribed by FASB interpretation No. 44 and (iv) stock-based compensation related to stock options granted to consultants. We recognized stock-based compensation of $15.9 million for 2001 compared to $18.8 million and $4.0 million for 2000 and 1999, respectively. We are amortizing deferred stock-based compensation over the vesting periods of the applicable options and restricted stock, using the multiple option method.

The stock-based compensation expense relating to certain restricted stock and consultant options are remeasured by the Company until the shares or options are fully vested. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. In addition, amortization of deferred stock-based compensation could increase or decrease in future periods as a result of future grants or cancellations of options whose exercise prices are less than estimated fair market value on the date of grant, future grants or cancellation of restricted stock or future grants or cancellation of stock options to consultants.

Interest expense.    Interest expense was $0 for 2001 compared to $893,000 and $0 for 2000 and 1999, respectively. Interest expense in 2000 relates to the notes payable associated with the acquisition of Transcription in January 2000. In April 2000, we paid the remaining principal and interest due under these notes with proceeds from our initial public offering.

Interest income.    Interest income was $2.6 million for 2001 compared to $3.0 million and $373,000 for 2000 and 1999, respectively. The decrease in 2001 is attributable to lower interest rates in 2001 compared to 2000, partially offset by higher average cash and short-term investment balances. The increase in 2000 was primarily due to higher average cash and short-term investment balances as a result of proceeds from our initial public offering in April 2000. We expect interest income to decrease in 2002 due to lower interest rates. Interest income could increase or decrease in future periods as a result of future changes in interest rates or changes in levels of investment balances.

Provision for (benefit from) income taxes.    Benefit from income taxes was $1.1 million for 2001 compared to provisions for income taxes of $253,000 and $0 for 2000 and 1999, respectively. Our effective tax rate benefit for 2001 was only 2% primarily due to goodwill and deferred stock-based compensation amortizations which are not deductible for tax purposes. Our effective tax rate, excluding the impact of amortization of goodwill and other intangible assets from our acquisitions and amortization of deferred stock-based compensation, for 2001 was 31%. The provision for income taxes in 2000 was due to provisions for foreign taxes associated with foreign subsidiaries established in 2000. We expect our tax rate for 2002 to be approximately 36%, excluding the impact of amortization of intangible assets from our acquisitions and amortization of deferred stock-based compensation. This estimate is based on current tax law, our current estimate of earnings and our expected distribution of income among various tax jurisdictions, all of which are subject to change.

Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents and short-term investments of $67.6 million. As of the same date, we had working capital of $64.8 million, including deferred revenue of $9.0 million.

Net cash provided by operating activities was $9.5 million during 2001, compared with $4.8 million used in 2000. Net cash provided by operating activities in 2001 primarily reflects a net loss of $53.4 million, offset by amortization and depreciation expenses of $48.9 million, amortization of deferred stock-based compensation of $15.9 million and increases in deferred revenue of $2.7 million. Net cash used in 2000 primarily reflects a loss of $48.8 million, partially offset by amortization and depreciation expense of $24.8 million and amortization of deferred stock-based compensation of $18.8 million.

Net cash used in investing activities was $7.0 million during 2001, compared with $21.5 million in 2000. Net cash used in 2001 consisted of net purchases of $5.3 million in short-term investments and $1.7 million in purchases of computer hardware and software, office furniture and equipment and leasehold improvements. Net cash used in 2000 consisted of net purchases of $23.3 million in short-term investments and $2.0 million in purchases of computer hardware and software and office furniture and equipment, offset by $3.7 million provided in our acquisition of Cadabra.

Net cash provided by financing activities was $6.0 million during 2001, compared with $43.5 million in 2000. Net cash provided in 2001 primarily consisted of $3.2 million of net proceeds from common stock option activity, $2.3 million of net proceeds from employee stock purchase plan activity, and $517,000 from repayment of notes receivable for preferred and common stock. Net cash provided in 2000 primarily consisted of $81.2 million net proceeds from our initial public offering and $1.5 million of net proceeds from common stock option activity, partly offset by the principal payment of $40.0 million under notes issued in connection with the acquisition of Transcription.

We expect to experience continued growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business strategy. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. Our expenses are dependent in part on our level of revenue. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that the existing cash will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. We believe that these Statements will not have a material impact on our financial position or results of operations other than from the cessation of goodwill amortization. For year ended December 31, 2001, amortization of goodwill amounted to approximately $37.9 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. We are required to adopt SFAS No. 144 on January 1, 2002. We believe that adoption of this Statement will not have a material impact on our financial position or results of operations.

Our future results of operations and the other forward-looking statements contained in this section, in particular the statements regarding our goals and strategies, revenue, costs of revenue, capital spending, depreciation and amortization, research and development expenses, sales and marketing expenses and general and administrative expenses, interest income and the tax rate, involve a number of risks and uncertainties. Our future revenue, expenses and operating results are all influenced by a number of factors, including those discussed above and those below, all of which are inherently difficult to forecast.

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

•	our current and potential industry partners and customers may fail to adopt our technologies and products;

•	the semiconductor industry may not need subwavelength processes if there is a slowdown in semiconductor manufacturing or a decrease in the demand for smaller semiconductor feature sizes; and

•	the industry may develop alternative methods to produce subwavelength features with existing capital equipment due to a rapidly evolving market and the likely emergence of new technologies.

If we fail to protect our intellectual property rights, competitors may be able to use our technologies which could weaken our competitive position, reduce our revenue or increase our costs.

Our success depends heavily upon proprietary technologies, specifically our patent portfolio. The rights granted under our patents and patent applications may not provide competitive advantages to us. In addition, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Litigation could also divert our resources, including our managerial and engineering resources. We rely primarily on a combination of patents, copyrights, trademarks and trade secrets to protect our proprietary rights and prevent competitors from using our proprietary technologies in their products. These laws and procedures provide only limited protection. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies. In addition, patent protection in foreign countries may be limited or unavailable where we have filed for and need such protection. Furthermore, if we fail to adequately protect our trademark rights, this could impair our brand identity and ability to compete effectively. If we do not successfully protect our trademark rights, this could force us to incur costs to re-establish our name or our product names, including significant marketing activities.

If third parties assert that our proprietary technologies and software products infringe their intellectual property rights, this could injure our reputation and limit our ability to license or sell our proprietary technologies or software products.

Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code. In the fourth quarter 2001, we entered into a binding letter of intent with ASML to settle the litigation. However, until a final agreement is reached, the litigation will not be completely settled. The defense of these claims could divert management’s attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some features in our OPC product.

In addition, third parties have advised us of literature that they believe to be relevant to our patents. It is possible that this literature or literature we may be advised of in the future could negatively affect the scope or enforceability of our present or future patents and/or result in costly litigation. In addition, we are aware of and are evaluating certain patents with which our products, patents or patent applications may conflict. If any of these patents are found to be valid, and we are unable to license such patents on reasonable terms, or if our products, patents, or patent applications are found to conflict with these patents, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may not result in issued patents.

Furthermore, a company could invite us to take a patent license. If we do not take the license, the requesting company could contact our industry partners or customers and suggest that they not use our software products because we are not licensed under their patents. This action by the requesting company could affect our relationships with these industry partners and customers and may prevent future industry partners and customers from licensing our software products. The intensely competitive nature of our industry and the important nature of our technologies to our competitors’ businesses may contribute to the likelihood of being subject to third party claims of this nature.

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

Approximately 43% of our revenue for 2001 is derived from two customers. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenues we expect to receive are otherwise reduced, we could lose a material portion of our revenue. We would need to replace this revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in an unexpected diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue.

The market for software solutions that address the subwavelength gap problem is new and rapidly evolving. We expect competition to intensify in the future, which could slow our ability to grow or execute our strategy.

We believe that the demand for solutions to the subwavelength gap problem may encourage many competitors to enter into our market. As the market for software solutions to the subwavelength gap problem proliferates, if our competitors are able to attract industry partners or customers on a more accelerated pace than we can and retain them more effectively, we would not be able to grow and execute our strategy as quickly. In addition, if customer preferences shift away from our technologies and software products as a result of the increase in competition, we must develop new proprietary technologies and software products to address these new customer demands. This could result in the diversion of management attention or our development of new technologies and products may be blocked by other companies’ patents. We must offer better products, customer support, prices and response time, or a combination of these factors, than those of our potential competitors.

In order for potential industry partners and customers to adopt, and expend their own resources to implement, our technologies and products, we must expend significant marketing resources, with no guarantee of success.

Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses increased to $14.1 million in 2001 from $9.2 million in 2000. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. For example, for the year ended December 31, 2001, revenues from Cadabra Design Automation, Inc, a corporation that we recently acquired, were less than anticipated.

We have not been profitable in any quarter, and our accumulated deficit was approximately $119.2 million as of December 31, 2001. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional non-cash charges relating to amortization of intangibles and deferred stock-based compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Due to the nature of our customer contracts, our revenue may fluctuate greatly in any given quarter or year, making predictions as to future revenues highly uncertain.

We generate revenues through a variety of types of customer contacts, including production licenses, software licenses and research and development agreements. The specific terms of these customer contracts may permit great variation in the amount of revenues that is generated under any one contract. Accordingly, our revenues may increase or decrease significantly in any given quarter or year based on the terms of our existing or future customer contracts. Thus, a contract may generate a material portion of our revenues in one quarter or year and not in the next. Factors that could affect the timing and amount of revenues recognized under our existing and future customer contracts could include:

•	the start date and volume of wafer production using our technology;

•	the timing and amount of purchases of initial and additional software by our customers;

•	the timing of customer roll-out of new fabrication facilities using our technology;

•	the completion date of research and/or development milestones;

•	scheduled increases or decreases in payment amounts over the life of a given contract; and

•	issues relating to renewal of the contracts including whether the contract is renewed, and changes to payment amounts at renewal of the contract.

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

Because of our limited operating history and our dependence on new technologies, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history, and it is difficult to evaluate trends that may affect out business.

We were incorporated in October 1995, and in February 1997, we shipped our initial software product, IC Workbench. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history. Because of our dependence on our development and industry acceptance of new technology, it is difficult to evaluate trends that may affect our business.

Many of our current competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and as a result, they may acquire a significant market share before we do.

Our current competitors, or alliances among these competitors, may rapidly acquire significant market share. These competitors may have greater name recognition and more customers which they could use to gain market share to our detriment. We encounter direct competition from other direct providers of phase shifting, optical proximity correction, or OPC, manufacturing data and automated layout creation technologies. These competitors include such companies as Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC solutions, such as IBM. These companies may wish to promote their internally developed products and may be reluctant to purchase products from us or other independent vendors. Our competitors may offer a wider range of products than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. These competitors may also be able to undertake more extensive promotional activities, offer more attractive terms to customers than we do and adopt more aggressive pricing policies. Moreover, our competitors may establish relationships among themselves or with industry partners to enhance their services, including industry partners with which we may desire to establish a relationship.

We intend to pursue new, and maintain our current, industry partner relationships, which could result in substantial expenditures of management attention and resources, with no guarantee of success.

We expect to derive significant benefits, including increased revenue and customer awareness, from our current and potential industry partner relationships. In our pursuit to maintain and establish partner relationships within each of the key markets in the semiconductor industry, we could expend significant management attention, resources and sales personnel efforts, with no guarantee of success. To establish and maintain our partner relationships, we expend our limited financial resources on increasing our sales and business development personnel, trade shows and marketing within trade publications. If we did not have to pursue potential industry partners, we could focus these resources exclusively on direct sales to our customers. In addition, through our partner relationships, our partners resell, market, either jointly with us or unilaterally, and promote our technologies and products. If these relationships terminate, such as due to our material breach of the contracts or the partners’ election to cancel the contract, which generally is permissible with prior notice to us, we would have to increase our own limited marketing and sales resources for these activities. Further, we may be unable to enter into new industry partner relationships if any of the following occur:

•	current or potential industry partners develop their own solutions to the subwavelength gap problem; or

•	our current or potential competitors establish relationships with industry partners with which we seek to establish a relationship.

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

To expand the range of our proprietary technologies and software products, in 2000 we acquired Transcription and Cadabra, and we may acquire or make investments in additional complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. If we do acquire additional companies or make other types of acquisitions, we may have difficulty integrating the acquired products, personnel or technologies. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, any amortization of other intangible assets or impairment of goodwill or other assets or other charges resulting from the costs of acquisitions could harm our operating results.

We rely on the services of our founders and other key personnel, whose knowledge of our business and technical expertise would be difficult to replace.

Our future success depends to a significant extent on the skills, experience and efforts of our senior management. In particular, we depend upon the continued services of our co-founders Y. C. (Buno) Pati, our President and Chief Executive Officer and Yao-Ting Wang, our Chief Technology Officer, whose vision of our company, knowledge of our business and technical expertise would be difficult to replace. We do not have long-term employment agreements with our senior management and we do not maintain any key person life insurance policies on their lives. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, it could slow our product development processes or we could otherwise have difficulty executing our business strategy. During the period October 2001 to January 2002, Roger Sturgeon, one of our directors and a senior executive of Transcription; Kevin MacLean, Senior Vice President and General Manager of Transcription; and Martin Lefebrve, a member of our Office of Technology and senior executive of Cadabra, left the Company. We have entered into consulting agreements with Mr. MacLean and Mr. Lefebrve under which they will assist us during the transition process and we have instituted various changes in our organizational structure to mitigate the impact of their departures. Mr. Sturgeon will continue to be a member of our Board of Directors. There can be no assurance that we would be able to enter into similar arrangements if our key employees were to terminate their employment.

Fluctuations in our quarterly operating results may cause our stock price to decline.

It is likely that our future quarterly operating results may fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period. As a result, the price of our common stock could decline. Historically, our quarterly operating results have fluctuated. We may experience significant fluctuations in future quarterly operating results. The following factors may cause these fluctuations:

•	our recent acquisition of Transcription and Cadabra, as well as future potential acquisitions by us;

•	the timing and structure of our technology and/or product license agreements; and

•	changes in the level of our operating expenses to support our projected growth.

The market price of our common stock has been and may continue to be volatile and could decline.

The market price of our common stock has fluctuated in response to factors, some of which are beyond our control, including:

•	changes in market valuations of other technology companies;

•	conditions or trends in the semiconductor industry;

•	actual or anticipated fluctuations in our operating results;

•	any deviations in net revenue or in losses from levels expected by securities analysts;

•	announcements by us or our competitors of significant technical innovations, contracts, acquisitions or partnerships;

•	volume fluctuations, which are particularly common among highly volatile securities of technology related companies; and

•	departures of key personnel.

General political or economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, also could cause the market price of our common stock to decline.

The fluctuations in our stock price could result in securities class action litigation, which could result in substantial costs and diversion of our resources.

Volatility in the market price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management’s attention and resources. The share prices of technology companies’ stocks have been highly volatile and have recently traded well below their historical highs. As a result, investors in these companies often buy the stock at high prices only to see the price drop a short time later, resulting in a drop in value in the stock holdings of these investors. Our stock may not trade at the same levels as other technology stocks, or at its historical prices.

The accounting rules regarding revenue recognition may cause fluctuations in our revenue independent of our booking position.

The accounting rules we are required to follow require us to recognize revenue only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenue and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenue and/or earnings estimates even though total orders fall short of our plan, due to revenue produced by deferred revenue. Orders for software support and professional services yield revenue over multiple quarters, often extending beyond the current fiscal year, or upon completion of performance, rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenue in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenue for products to be used over multiple years.

We face operational and financial risks associated with international operations.

We derive a significant portion of our revenue from international sales. For 2001, compared to 2000, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 69% and 57%, Asia, 24% and 33%, Europe, 5% and 9%, and other, 2% and 1%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 42 of our 215 employees as of December 31, 2001 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

•	fluctuations in exchange rates which may negatively affect our operating results;

•	export controls which could prevent us from shipping our software products into and from some markets;

•	changes in import/export duties and quotas could affect the competitive pricing of our software products and reduce our market share in some countries;

•	compliance with and unexpected changes in a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	greater difficulty in collecting accounts receivable resulting in longer collection periods; and

•	economic or political instability.

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

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

•	support more rapid expansion;

•	develop new or enhanced products;

•	respond to competitive pressures; or

•	acquire complementary businesses or technologies.

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

Online security breaches could result in harm to our business operations and expose us to risk of loss, litigation or liability.

The secure transmission of confidential information over computer networks is essential to the success of our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may not be able to anticipate attacks against us in advance. We incur substantial expense to protect against and remedy security breaches and their consequences, but we may not be able to prevent all such security breaches. Moreover, our insurance policies may not be adequate to reimburse us for losses caused by such security breaches. Any misappropriation of confidential information, whether during the transmission of data or while it is stored on our servers could harm us in the following ways:

•	we may have to indemnify clients for loss of their confidential information;

•	because our software is distributed electronically, an attack could cause disruption in the distribution of our products, including maintenance upgrades that we provide to our customers;

•	we may suffer theft of our intellectual property, including trade secrets and copyrighted code; and

•	we may suffer disruption in the areas of product development, research, and operations.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively effect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers, which could result in higher expenses and/or lower revenue. Furthermore, these attacks may make travel of our sales and support staff more difficult and more expensive and ultimately affect the sales of our products.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in or near our principal headquarters in San Jose, California. In the spring of 2001, California experienced power outages due to a shortage in the supply of power within the state. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers or industry partners may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and industry partners, or obtain new customers or industry partners, and could result in loss of revenue. Furthermore, the deregulation of the energy industry in California has caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase. In addition, San Jose exists on or near a known earthquake fault zone. Our facilities are susceptible to damage from earthquakes and other natural disasters, such as fires, floods and similar events. Although we maintain general business insurance against fires and some general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

Item 7a:    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest in marketable securities in accordance with our investment policy. We do not use derivative financial instruments for speculative or trading purposes. We place our investments in U.S. government obligations and AAA rated money market funds with maximum allowable maturities of one year of a single issue and maximum average maturity of the portfolio of six months. The policy also limits the amount of credit exposure to any one issuer and type of instrument.

At December 31, 2001, we had a short-term investment portfolio of $28.6 million, excluding investments classified as cash and cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date. We consider all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents. To date, all marketable securities have had contractual maturities of one year or less and have been classified as held-to-maturity and recorded on the balance sheet at cost. Interest, dividends and realized gains and losses are included in interest income. Realized gains and losses are recognized using the specific identification method to determine the cost of securities sold.

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not expect any material loss with respect to our investment portfolio.

Foreign Currency Exchange Rate Risk

A significant portion of our sales in Japan are denominated in Japanese yen. Net foreign currency gains and losses did not have a material effect on our results of operations for 1999, 2000, or 2001. At December 31, 2001, 9% of our accounts receivable was denominated in foreign currencies, primarily yen. We currently do not use a hedging program to protect against our exposure against foreign currency risk.

Item 8:    Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 are listed in Item 14(a)(1) and begin at page 38 of this Annual Report on Form 10-K.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Pursuant to Paragraph (3) of the General Instructions to Form 10-K, the information required by Part III of this Form 10-K are incorporated by reference from the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders (“the Proxy Statement”). The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2001.

Item 10:    Directors and Executive Officers of the Registrant

(a)  Information with respect to directors of the registrant appears in the registrant’s Proxy Statement under “Election of Directors.” This portion of the Proxy Statement is incorporated herein by reference. Information with respect to executive officers appears in Part I of this Form 10-K.

(b)  Information with respect to compliance with Section 16(a) of the Exchange Act appears in the registrant’s Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference.

Item 11:    Executive Compensation

Information with respect to executive compensation appears in the registrant’s Proxy Statement under “Executive Compensation.” This portion of the Proxy Statement is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management

Information with respect to certain beneficial owners and management of the registrant appears in the registrant’s Proxy Statement, under “Share Ownership by Principal Stockholders and Management.” This portion of the Proxy Statement is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions appears in the registrant’s Proxy Statement, under “ Related Party Transactions.” This portion of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the three years in the period ended December 31, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

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

No reports on Form 8-K were filed by the Company during the quarter ending December 31, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Numerical Technologies, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Numerical Technologies, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 16, 2002

NUMERICAL TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$38,964	$30,607
Short-term investments	28,627	23,281
Accounts receivable	7,125	4,983
Deferred tax asset	4,110	1,250
Prepaid and other	1,494	1,927

Total current assets	80,320	62,048
Property and equipment, net	2,885	3,209
Goodwill and other intangible assets	128,744	175,402
Other assets	113	315

	$212,062	$240,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041	$3,208
Accrued expenses	4,446	4,608
Deferred revenue	9,034	6,320

Total current liabilities	15,521	14,136

Deferred tax liability	7,354	7,704

Commitments (See Note 4)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value:
Authorized: 5,000 shares; Issued and outstanding: no shares in 2001 and 2000	—	—
Common stock, $0.0001 par value:
Authorized: 100,000 shares; Issued and outstanding: 33,552 and 32,834 shares in 2001 and 2000, respectively	3	3
Additional paid in capital	319,544	319,541
Receivable from stockholders	(4,163)	(4,050)
Deferred stock-based compensation	(6,917)	(30,572)
Accumulated deficit	(119,184)	(65,751)
Accumulated other comprehensive loss	(96)	(37)

Total stockholders’ equity	189,187	219,134

	$212,062	$240,974

The accompanying notes are an integral part of these financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue	$49,032	$23,340	$5,492

Costs and expenses:
Cost of revenue	4,335	2,167	307
Research and development	16,178	12,627	4,627
Sales and marketing	14,064	9,161	4,163
General and administrative	6,792	4,494	1,266
Depreciation and amortization	48,950	24,820	340
Acquired in-process research and development	—	1,930	—
Amortization of deferred stock-based compensation(*)	15,856	18,766	3,990

Total costs and expenses	106,175	73,965	14,693

Loss from operations	(57,143)	(50,625)	(9,201)
Interest expense	—	(893)	—
Interest income	2,620	2,960	373

Loss before provision for income taxes	(54,523)	(48,558)	(8,828)
Provision for (benefit from) income taxes	(1,090)	253	—

Net loss	(53,433)	(48,811)	(8,828)
Deemed dividend related to beneficial conversion of Series C preferred stock warrants	—	778	—

Net loss allocable to common stockholders	$(53,433)	$(49,589)	$(8,828)

Net loss per common share, basic and diluted	$(1.76)	$(2.27)	$(1.26)

Weighted average common shares, basic and diluted	30,445	21,827	7,019

(*) Amortization of deferred stock-based compensation:
Cost of revenue	$813	$863	$118
Research and development	7,344	8,776	1,836
Sales and marketing	4,654	3,619	1,444
General and administrative	3,045	5,508	592

	$15,856	$18,766	$3,990

The accompanying notes are an integral part of these financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2001, 2000, and 1999
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	5,745	$1	7,727	$1	$12,090	$(5)	$(1,938)	$(7,334)	$—	$2,815
Exercise of common stock options	—	—	2,001	—	1,333	(315)	—	—	—	1,018
Repurchase of common stock	—	—	(158)	—	(20)	—	—	—	—	(20)
Issuance of Series D preferred stock, net of issuance costs of $455	2,358	—	—	—	13,425	—	—	—	—	13,425
Repayment of note receivable	—	—	—	—	—	5	—	—	—	5
Deferred stock-based compensation on grant of stock options and issuance of common stock	—	—	—	—	23,272	—	(23,272)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	3,990	—	—	3,990
Net loss	—	—	—	—	—	—	—	(8,828)	—	(8,828)

Balance at December 31, 1999	8,103	1	9,570	1	50,100	(315)	(21,220)	(16,162)	—	12,405
Stock and options issued in connection with acquisitions	3,810	—	2,671	—	165,942	—	(12,594)	—	—	153,348
Exercise of common stock options	—	—	2,411	—	5,290	(3,772)	—	—	—	1,518
Repurchase of common stock	—	—	(287)	—	(237)	—	—	—	—	(237)
Repayment of notes receivable	—	—	—	—	—	37	—	—	—	37
Common stock issued in connection with initial public offering	—	—	6,364	1	81,162	—	—	—	—	81,163
Exercise of preferred stock warrants, including deemed dividend	109	—	—	—	778	—	—	(778)	—	—
Conversion of preferred stock	(12,022)	(1)	12,022	1	—	—	—	—	—	—
Deferred stock-based compensation on grant of stock options and issuance of common stock	—	—	—	—	21,109	—	(21,109)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	18,766	—	—	18,766
Deferred stock-based compensation on cancellation of stock options	—	—	—	—	(5,585)	—	5,585	—	—	—
Shares issued under employee stock purchase plan	—	—	83	—	982	—	—	—	—	982
Net loss	—	—	—	—	—	—	—	(48,811)	—	(48,811)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(37)	(37)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(48,848)

Balance at December 31, 2000	—	—	32,834	3	319,541	(4,050)	(30,572)	(65,751)	(37)	219,134
Exercise of common stock options	—	—	593	—	3,798	(630)	—	—	—	3,168
Repurchase of common stock	—	—	(65)	—	(22)	—	—	—	—	(22)
Repayment of notes receivable	—	—	—	—	—	517	—	—	—	517
Deferred stock-based compensation on grant of stock options and issuance of common stock	—	—	—	—	414	—	(414)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	15,856	—	—	15,856
Deferred stock-based compensation on cancellation of stock options	—	—	—	—	(8,213)	—	8,213	—	—	—
Shares issued under employee stock purchase plan	—	—	180	—	2,325	—	—	—	—	2,325
Shares issued for services	—	—	10	—	146	—	—	—	—	146
Tax benefit from employee stock option plans	—	—	—	—	1,555	—	—	—	—	1,555
Net loss	—	—	—	—	—	—	—	(53,433)	—	(53,433)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(59)	(59)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(53,492)

Balance at December 31, 2001	—	$—	33,552	$3	$319,544	$(4,163)	$(6,917)	$(119,184)	$(96)	$189,187

The accompanying notes are an integral part of these financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(53,433)	$(48,811)	$(8,828)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,907	1,156	340
Amortization of acquired goodwill and other intangibles	47,043	23,664	—
Issuance of common stock in exchange for services	146	—	—
Tax benefit from employee stock option plans	1,555	—	—
Deferred taxes	(3,210)	—	—
Acquired in-process research and development	—	1,930	—
Amortization of deferred stock-based compensation	15,856	18,766	3,990
Changes in assets and liabilities:
Accounts receivable	(2,142)	(225)	(736)
Prepaid and other	433	(1,107)	(334)
Other assets	202	(22)	(254)
Accounts payable	(1,167)	(1,273)	374
Accrued expenses	(450)	(712)	604
Deferred revenue	2,714	1,863	426

Net cash provided by (used in) operating activities	9,454	(4,771)	(4,418)

Cash flows from investing activities:
Proceeds from sales of short-term investments	70,057	13,210	—
Purchase of short-term investments	(75,403)	(36,491)	—
Purchases of property and equipment	(1,668)	(1,957)	(1,497)
Net cash received from acquisitions	—	3,704	—

Net cash used in investing activities	(7,014)	(21,534)	(1,497)

Cash flows from financing activities:
Proceeds from initial public offering	—	81,163	—
Repayment of notes payable	—	(40,000)	—
Proceeds from exercise of common stock options	3,168	1,518	1,018
Proceeds from issuance of preferred stock	—	—	13,425
Proceeds from employee stock purchase plan	2,325	982	—
Repurchase of common stock	(22)	(237)	(20)
Payments received on notes receivable from stockholders	517	37	5

Net cash provided by financing activities	5,988	43,463	14,428

Effect of foreign currency translation on cash flows	(71)	(37)	—
Net increase in cash and cash equivalents	8,357	17,121	8,513
Cash and cash equivalents at beginning of year	30,607	13,486	4,973

Cash and cash equivalents at end of year	$38,964	$30,607	$13,486

Supplemental cash flow disclosures:
Stockholder notes receivable exchanged for common stock	$630	$3,772	$315
Interest paid	—	893	—
Income taxes paid	260	—	—
Deemed dividend on preferred stock	—	778	—
Stock and options issued in connection with acquisitions	—	153,348	—
Issuance of common stock in exchange for services	146	—	—
Notes payable issued in connection with acquisition	—	40,000	—

The accompanying notes are an integral part of these financial statements.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business and Summary of Significant Accounting Policies

Nature of business

Numerical Technologies, Inc. (the “Company”) designs and develops proprietary technologies and software products that enable the design and manufacture of integrated circuits with subwavelength feature sizes. The Company markets and sells its products and services to semiconductor manufacturers, resellers and original equipment manufacturers primarily in North America, Europe, and Asia.

Initial Public Offering

In April 2000, the Company completed its initial public offering (“IPO”) of 6,364,000 shares of common stock (including 830,000 shares purchased by the underwriters over-allotment option) at $14.00 per share. Net proceeds totaled $81.2 million, net of issuance costs. At the closing of the offering, all of the then issued and outstanding shares of preferred stock were converted into shares of common stock.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign currency translation

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations, when the functional currency is US dollars, or as a separate component of other comprehensive loss in stockholders’ equity, when the functional currency is the local currency. The functional currency is determined based on management judgment and involves consideration of relevant economic facts and circumstances affecting the subsidiary. Foreign exchange translation gains or losses were not material in any of the periods presented.

Certain risks and concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are deposited with financial institutions that management believes to be creditworthy.

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company had amounts receivable from two customers representing 28% of accounts receivable and two customers representing 23% of accounts receivable at December 31, 2001 and 2000, respectively. The Company has experienced no losses and does not consider an allowance for doubtful accounts necessary at December 31, 2001 and 2000.

In 2001, two customers accounted for 23% and 20% of total revenue. In 2000, one customer accounted for 24% of total revenue. In 1999, three customers accounted for 23%, 17%, and 16% of total revenue.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments

The carrying amount of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

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

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and money market funds to be cash equivalents. At December 31, 2001 and December 31, 2000, short-term investments consisted entirely of United States government obligations.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the remaining term of the lease. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in the statement of operations. Expenditures for repair and maintenance are charged to expense as incurred.

Goodwill and Other Intangible Assets

Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trade names, assembled workforces, covenants-not-to-compete and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 2 to 5 years.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. Management believes that these Statements will not have a material impact on the Company’s financial position or results or operations other than from the cessation of goodwill amortization. For the year ended December 31, 2001, amortization of goodwill amounted to approximately $37.9 million.

Long lived assets

Long-lived assets, such as goodwill, other intangibles and property and equipment are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When any such impairment exists, the related assets will be written down to fair value. No impairments losses were incurred in the periods presented.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement is effective for fiscal years beginning after December 15, 2001. We are required to adopt SFAS No. 144 on January 1, 2002. We believe that the adoption of this Statement will not have a material impact on our financial position or results of operations.

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

Revenue recognition

The Company recognizes revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9. The Company’s revenue is derived from intellectual property and software licenses and maintenance and technical services. Revenue is recognized for the various contract elements based upon vendor-specific objective evidence (“VSOE”) of fair value of each element. If VSOE of fair value does not exist but postcontract customer services (“PCS”) is the only undelivered element, the Company recognizes the fee, including up-front payments for licenses, under the arrangement ratably over the contractual PCS period. To date, the Company has not established VSOE for the service or annual maintenance elements of many of the Company’s products. License revenues, including up-front fees, are recognized when persuasive evidence of an arrangement exists, the product

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Revenue for technical services is recognized as the services are performed or on a percentage-of-completion method of accounting, depending on the nature of the project. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized currently. Maintenance services are typically priced based on a percentage of the license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenue includes billings in excess of recognized revenue and payments received in advance of revenue recognition.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation (FIN) No. 44 and complies with the disclosure provisions of SFAS No. 123. Deferred compensation recognized under APB No. 25 is amortized over the vesting period on an accelerated basis using the multiple option method presented in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively, for options with a four-year vesting period.

Stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of such options is determined using the Black-Scholes model and amortized over the vesting period on an accelerated basis using the multiple option method.

Net loss per share

The basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. The diluted net loss per share is the same as the basic net loss per share for the periods presented because common equivalent shares, composed of common shares subject to repurchase and common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred shares, are only considered when their effect would be dilutive. In 2001, 2000 and 1999, 4,210,000, 8,125,000, and 11,976,000, respectively, antidilutive securities, including options, warrants and convertible preferred stock, were excluded from the net loss per share computation.

Comprehensive income

Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments. Total comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. Total accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—Acquisitions

On January 1, 2000, the Company acquired Transcription Enterprises Ltd. (“Transcription”), a company incorporated in California. Under the terms of the acquisition, the Company issued approximately 3,810,000 shares of Series E Convertible Preferred Stock and $40.0 million in notes payable for all of the outstanding stock of Transcription. The total purchase price was approximately $86.0 million, including acquisition costs of approximately $250,000. The transaction was accounted for under the purchase method of accounting.

On October 27, 2000, the Company acquired Cadabra Design Automation Inc. (Cadabra), a Nova Scotia limited liability company. Under the terms of the acquisition, the Company issued approximately 2,671,000 shares and 528,000 options to purchase the Company’s common stock in exchange for all of the outstanding stock and as replacement of all the outstanding options of Cadabra. The total purchase price was approximately $110.6 million, including acquisitions costs of approximately $3.0 million. The acquisition was accounted for using the purchase method of accounting.

The allocations of the purchase prices are as follows (in thousands, except for useful life):

	Transcription	Cadabra	Useful Life in Years
Net tangible assets	$244	$1,964	N/A
In process research and development	300	1,630	N/A
Developed technology	7,400	660	4-5
Customer base	14,300	5,040	4-5
Covenants not to compete	2,700	2,290	2-3
Workforce	1,500	1,800	2-4
Trade name	200	—	5
Deferred tax liabilities, net	(6,454)	—	N/A
Goodwill	65,780	97,244	4-5

Total Consideration	85,970	110,628
Deferred stock-based compensation	—	12,594

Total	$85,970	$123,222

Unaudited pro forma information

Had the acquisition of Cadabra occurred on January 1, 2000, pro forma combined revenues would have been $26,829,000 for the year ended December 31, 2000. Pro forma net loss allocable to common stockholders would have been $83,430,000 or $(3.54) per share for the year ended December 31, 2000. Pro forma adjustments have been added to record the amortization of identifiable intangible assets and goodwill and amortization of deferred stock-based compensation related to the acquisition of Cadabra as if the transaction occurred on January 1, 2000.

The charges for purchased in-process research and development of $300,000 and $1,630,000 related to the Transcription and Cadabra acquisitions, respectively, have not been included in the pro forma results above, because such charges are non-recurring and directly related to the acquisitions.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Balance Sheet Detail

	December 31,
	2001	2000
	(in thousands)
Prepaid and other current assets:
Employee and officer notes receivable	$474	$1,367
Other prepaids and current assets	1,020	560

	$1,494	$1,927

Property and equipment:
Computer equipment	$4,328	$3,268
Furniture and equipment	931	858
Computer software	807	537
Leasehold improvements	344	176

	6,410	4,839
Less accumulated depreciation	(3,525)	(1,630)

	$2,885	$3,209

Goodwill and other intangible assets:
Goodwill	$163,561	$163,176
Developed technology	8,060	8,060
Customer base	19,340	19,340
Covenants not to compete	4,990	4,990
Workforce	3,300	3,300
Trade name	200	200

	199,451	199,066
Less accumulated amortization	(70,707)	(23,664)

	$128,744	$175,402

Accrued expenses:
Payroll and related expenses	$3,460	$3,293
Other accrued expenses	986	1,315

	$4,446	$4,608

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Commitments

Operating leases

The Company leases its facilities, primarily in California and Canada, under noncancelable operating leases, which expire at various dates through January 2006. The lease for the Company’s San Jose, California headquarters contains a three-year renewal option and requires a security deposit of $272,000 in the form of cash and a letter of credit. The terms of certain of the Company’s leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the periods, and has accrued for rent expense incurred but not paid. The Company is responsible for maintenance, insurance and taxes under it leases. In June 2001, the Company entered into an agreement to sublease offices in California to a third party. The sublease expires in December 2004 on the expiration date of the underlying facility lease.

Minimum lease payments and sublease income as of December 31, 2001 for noncancelable operating leases are as follows (in thousands):

Year	Lease Payments	Sublease rental
2002	$1,579	$403
2003	1,498	415
2004	1,121	428
2005	268	—
2006	36	—

	$4,502	$1,246

Rent expense was $1,709,000, $963,000, and $474,000 for 2001, 2000, and 1999, respectively. Sublease rental income was $231,000 for 2001.

NOTE 5—Capital Stock

Preferred stock

Effective April 2000, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation authorizing 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix its rights, preferences, privileges, and restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series or designation of the series.

Exchangeable shares of Cadabra Design Automation, Inc.

On October 27, 2000, in connection with the acquisition of Cadabra, the Company caused to be issued 2,641,000 exchangeable shares in the capital of Cadabra Design Automation Inc. (Numerical Canada), a newly formed, wholly-owned subsidiary of the Company. Each holder of such exchangeable shares has the right, at any time, to exchange such shares on a one-to-one basis into common stock of the Company. All outstanding exchangeable shares will be automatically converted into shares of common stock of the Company no later than October 27, 2005. During the year ended December 31, 2001, 1,963,000 exchangeable share were exchanged for an equal number of shares of the Company’s common stock. As of December 31, 2001, 678,000 exchangeable shares were outstanding. The exchangeable shares have voting rights and characteristics equivalent in economic effect to the rights of the holders of common stock of the Company.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option plans

On January 24, 2000, the Company approved the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”), under which all remaining shares available for grant under the Company’s 1997 Stock Option Plan (the “1997 Plan”) and 3,000,000 additional shares of the Company’s common stock were authorized for issuance. On April 18, 2001, an additional 1,500,000 shares of the Company’s common stock were authorized for issuance under the 2000 Plan. The 2000 Plan is intended to serve as a successor to the 1997 Plan. As of December 31, 2001, the Company had reserved approximately 1,327,000 shares of common stock for future issuance to employees and directors under the 2000 Option Plan. At December 31, 2001, no options were available for further grant under the 1997 Plan and the other various plans the Company assumed as a result of the Cadabra acquisition.

On July 25, 2001, the Board of Directors approved the 2001 Non-statutory Stock Option Plan (the “2001 Plan”). Under the 2001 Plan, 1,000,000 shares of the Company’s common stock were authorized for issuance as non-statutory stock options to employees (other than officers and directors), to consultants, and to officers in connection with their initial employment. At December 31, 2001, no options had been issued under the 2001 Plan.

Under the 1997 Plan, the 2000 Plan and the 2001 Plan, the Board of Directors has the authority to determine the number of shares subject to option and the type of option, except that all options issued under the 2001 Plan must be non-statutory. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant.

Options granted under the 1997 Plan were eligible for exercise in whole or in part prior to vesting. Certain options granted under the 2000 Plan, subject to approval by the Board of Directors, are also eligible for exercise in whole or in part prior to vesting. Exercised but unvested shares are subject to repurchase by the Company at the initial exercise price. At December 31, 2001, 1,662,000 shares were subject to repurchase at an average price of $2.18.

Under the 2000 Plan, each nonemployee director who first becomes a Board member after the date of the initial public offering will automatically be granted options for 30,000 shares on the date he or she becomes a director. In addition, following each annual meeting of shareholders, each nonemployee director who had served on the Board for the preceding six months and continues to serve on the Board will be granted an option for 7,500 shares. These options become exercisable four years after the date of grant.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity through December 31,2001 (in thousands, except per share data):

	Outstanding Shares
	Shares Available For Grant	Number of Shares	Price Per Share	Average Exercise Price
Balances at December 31, 1998	639	421	$0.33	$0.33
Increase in authorized shares	3,498
Options granted	(3,019)	3,019	$ 0.33–$ 1.00	$0.81
Options exercised		(2,001)	$ 0.03–$ 1.00	$0.67
Shares repurchased	158		$ 0.03–$ 0.33	$0.12
Options cancelled	31	(31)	$0.33	$0.33

Balances at December 31, 1999	1,307	1,408	$ 0.33–$ 1.00	$0.88
Increase in authorized shares	3,528
Options granted	(4,811)	4,811	$ 0.00–$44.88	$7.75
Options exercised		(2,411)	$ 0.33–$12.00	$2.20
Shares repurchased	288		$ 0.07–$ 1.00	$0.82
Options cancelled	341	(353)	$ 0.33–$30.38	$2.60

Balances at December 31, 2000	653	3,455	$ 0.00–$44.88	$9.34
Increase in authorized shares	2,500
Options granted	(1,155)	1,155	$10.87–$24.10	$14.21
Options exercised		(594)	$ 0.00–$32.50	$6.40
Shares repurchased	65		$0.33	$0.33
Options cancelled	264	(319)	$ 0.33–$32.50	$10.28

Balances at December 31, 2001	2,327	3,697	$ 0.00–$44.88	$11.26

The following table summarizes information about options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range Of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands, except per share amounts)
$0.00–$1.00	512	8.12	$0.65	362	$0.92
$2.67	179	8.09	$2.67	179	$2.67
$7.15–$10.87	359	8.43	$9.29	114	$7.89
$11.93–$12.00	461	8.66	$11.97	56	$12.00
$12.50	1,357	8.93	$12.50	42	$12.50
$14.59	599	9.74	$14.59	10	$14.59
$18.00–$44.88	230	9.03	$27.23	38	$35.30

	3,697	8.83	$11.26	801	$5.72

2000 Employee Stock Purchase Plan

On January 24, 2000, the Company approved the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) and authorized 300,000 shares to be issued under the ESPP. On April 18, 2001, the Company reserved an additional 600,000 shares for issuance under the ESPP. Under the ESPP, employees are granted the right to

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase shares of common stock at a price per share that is 85% of the lesser of: the fair market value of the shares at (i) the beginning of a rolling twenty-four-month offering period, or (ii) the end of each semi-annual purchase period. The ESPP was effective upon on the effective date of the Company’s April 2000 initial public offering. As of December 31, 2001, 262,000 shares have been issued and 638,000 shares were available for future issuance under the ESPP.

Deferred stock-based compensation

In connection with certain stock options and restricted stock granted to employees and external directors, the Company has recorded a total of $36.5 million of deferred stock-based compensation, net of cancellations, for the excess of the deemed fair market value over the exercise price at the date of grant. This deferred compensation is amortized to expense over the period during which the Company’s right to repurchase the common stock lapses or options become exercisable, generally four years. The Company has recorded amortization of deferred compensation related to these options of $8,500,000, $16,798,000, and $3,990,000 during 2001, 2000, and 1999, respectively.

In conjunction with the acquisition of Cadabra in October 2000, the Company issued stock options to officers of Cadabra to purchase 200,000 shares of the Company’s common stock at value that was less than market value. In addition, the Company assumed the existing option plans of Cadabra and issued 528,000 options as replacements for all existing options under the assumed plans. The Company recognized deferred compensation, net of cancellations, of approximately $3.0 million associated with these options. This deferred compensation is amortized over the vesting periods of the outstanding options. The Company has recorded amortization of deferred compensation related to these options of $1,865,000 and $653,000 during 2001 and 2000, respectively.

The Company issued 528,000 shares of the Company’s common stock to officers of Cadabra in connection with the October 2000 acquisition, which are being held in employment escrow accounts. These shares were being released in accordance with a three-year vesting schedule, which was contingent upon the continued employment of the officers. In 2001, the officers of Cadabra terminated their employment with the Company, subject to termination agreements under which 215,000 unvested employment escrow shares were forfeited, and 55,000 unvested employment escrow shares were granted accelerated vesting and will be released in October 2002. The Company recognized deferred compensation, net of cancellations, of approximately $6.4 million, which was amortized over the vesting periods of the shares. The Company has recorded amortization of deferred compensation related to these shares of $5,078,000 and $1,315,000 during 2001 and 2000, respectively.

During 2001, the Company issued 30,000 restricted shares of the Company’s common stock to an employee in exchange for a note. As prescribed by FASB Interpretation No. 44, stock-based compensation expense related to certain restricted stock must be remeasured by the Company until these shares are fully vested. As a result, the related stock-based compensation expense will fluctuate as the fair value of the Company’s common stock fluctuates. The Company recognized stock-based compensation expense of $193,000 for the year ended December 31, 2001, in relation to such restricted stock.

During 2001, the Company issued 12,500 shares of the Company’s common stock to a consultant. Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. The Company recognized stock-based compensation expense related to these stock options of $220,000 for the year ended December 31, 2001.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma stock-based compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted in 2001, 2000, and 1999, has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options Plans			Stock Purchase Plan
	2001	2000	1999	2001	2000
Risk-free interest rate	3.9%	6.0%	5.8%	3.9%	5.0%
Expected life (years)	3.34	5	5	1.25	1.25
Volatility Factor	108.9%	222.5%	0.0%	108.9%	222.5%
Expected Dividend Yield	0.0%	0.0%	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 1,155,000 options were granted during 2001 with a weighted-average exercise price and weighted-average fair value of $14.21 and $9.71, respectively. A total of approximately 4,811,000 options, including options assumed through acquisitions, were granted during 2000 with a weighted-average exercise price and weighted-average fair value of $7.75 and $14.06, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during 1999 was $.81 and $11.85 per share, respectively.

Had compensation expense for the stock option and stock purchase plans been determined based on the fair value at the grant date for options granted in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2001	2000	1999
	(in thousands, except per share data)
Net loss allocable to common stockholders
As reported	$(53,433)	$(49,589)	$(8,828)
Pro forma	$(73,583)	$(62,235)	$(8,946)
Net loss per common share, basic and diluted
As reported	$(1.76)	$(2.27)	$(1.26)
Pro forma	$(2.42)	$(2.85)	$(1.26)

The increases in the pro forma amounts above reflect the incremental fair value over the intrinsic value recognized as part of deferred stock-based compensation.

Warrants

In June 1998, in connection with the issuance of Series C preferred stock, the Company issued immediately exercisable warrants to purchase 150,000 shares of the Company’s Series C preferred stock at an exercise price

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $3.26 per share. The warrants were exercised and the preferred stock exchanged for common stock as part of the April 2000 initial public offering. As a result, $778,000 in deemed dividends on the preferred stock conversion was incurred in 2000.

Notes receivable from stockholders

During 2001, 2000 and 1999, officers of the Company exercised stock options in exchange for notes receivable totaling $630,000, $3,772,000 and $315,000, respectively. The notes, which are secured by the underlying shares of common stock, accrue interest at rates ranging from 4.9% to 8.0% per annum, and are payable, with principal, through 2003.

NOTE 6—Income Taxes

The provision for (benefit from) income taxes consisted of (in thousands):

	Year Ended December 31,
	2001	2000	1999
Federal:
Current	$180	$—	$—
Deferred	(1,274)	—	—
State:
Current	50	2	—
Deferred	(489)	—	—
Foreign:
Current	443	251	—

Total provision for (benefit from) income taxes	$(1,090)	$253	$—

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the following reasons.

	Year Ended December 31,
	2001	2000	1999
Income tax (benefit) computed at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.3)	(1.2)	(3.2)
Non-deductible acquired in-process research and development	—	1.3	—
Non-deductible amortization of goodwill	23.6	11.7	—
Non-deductible amortization of deferred stock-based compensation	9.9	13.1	15.4
Tax credits	(1.1)	(2.4)	(1.7)
Change in valuation allowance	0.6	8.0	28.4
Other	(0.7)	4.0	(4.9)

Income tax expense (benefit)	(2.0)%	0.5%	0.0%

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets and liabilities are presented below (in thousands):

	Year Ended December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$2,095	$5,183
Research and development tax credit carryforwards	2,168	1,625
Foreign tax credit carryover	256	233
Capitalized research and development costs	1,280	857
Accruals	1,161	310
Other	94	—

Total deferred tax assets	7,054	8,208
Valuation allowance	(2,301)	(2,945)

Net deferred tax assets	4,753	5,263

Deferred tax liabilities:
Acquisition related items	(7,997)	(11,717)

Total deferred tax liabilities	(7,997)	(11,717)

Total net deferred tax liabilities	$(3,244)	$(6,454)

The Company has provided a valuation allowance on certain of its deferred tax assets due to the uncertainty regarding their realizability. Annually, management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $4,954,000 and $1,984,000 respectively, available to offset future regular taxable income. If not utilized, the federal net operating losses will expire between 2019 and 2021. The state net operating losses will expire between 2004 and 2011.

At December 31, 2001, the Company had research and development credit carryforwards of approximately $1,284,000 and $741,000 for federal and state purposes, respectively. The federal research and development credits will begin to expire in the year 2019.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

The Company’s income taxes payable for federal and state purposed have been reduced by the tax benefits associated with stock options. These benefits were credited to stockholders’ equity and amounted to $1,555,000 in 2001.

NOTE 7—Related Party Transactions

In November 2000, a loan was granted to an officer and stockholder of the Company for $1.1 million. The loan, which is secured by the assets of the officer and stockholder, is non-interest bearing and was payable in full in May 2001. In May 2001, the Company extended the payment date to August 15, 2001. In August 2001 a payment of $1.1 million was made against the note.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, a loan was granted to an employee and stockholder of the Company for $630,000. The loan, which is secured by the assets of the employee and stockholder, bears interest of 8% per annum and is payable in full in July 2003.

NOTE 8—Employee Benefit Plan

The Company sponsors the Numerical Technologies, Inc. 401(k) Retirement Plan (the “401(k) Plan”). The 401(k) Plan provides for tax deferred automatic salary deductions. Under the terms of the 401(k) Plan, employees over the age of 21 are eligible to participate. The Company is permitted to make contributions to the 401(k) Plan as determined by the Board of Directors. No Company contributions were made to the 401(k) Plan in 2001, 2000, or 1999.

NOTE 9—Operating Segments

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The method for determining what information to report is based upon the “management” approach, which requires the Company to report certain financial information related to continuing operations that is provided to the Company’s chief operating decision-maker for the purpose of evaluating financial performance and resource allocation. The Company’s chief operating decision-maker reviews revenue by both geography and customer. The Company is not organized into business units nor does it capture expenses or allocate resources based on segmentation of its business. Therefore, the Company believes that it operates in a single segment.

The following is a summary of the Company’s revenue attributed to the geographic regions in which the technology and services are delivered:

	2001	2000	1999
North America (primarily the United States)	$33,664	$13,321	$4,300
Japan	6,239	4,250	516
Asia, excluding Japan	5,492	3,539	675
Europe	2,694	1,991	1
Other	943	239	—

Total	$49,032	$23,340	$5,492

The Company has no material long-lived assets outside North America in any of the years presented.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—Quarterly Summary (Unaudited)

	Quarters Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$3,456	$4,742	$6,636	$8,506	$10,320	$11,703	$12,824	$14,185
Cost of revenue	334	296	591	946	923	1,180	1,191	1,041
Research and development	2,592	3,257	3,386	3,392	3,893	3,917	3,970	4,398
Sales and marketing	1,798	2,134	2.432	2,797	3,622	3,809	3,385	3,248
General and administrative	885	1,204	1,277	1,128	1,647	1,758	1,674	1,713
Depreciation and amortization	4,712	4,748	4,811	10,549	12,370	12,191	12,193	12,196
Acquired in-process research and development	300	—	—	1,630	—	—	—	—
Amortization of deferred stock-based compensation	5,217	5,524	4,865	3,160	5,732	4,495	4,525	1,104
Total costs and expenses	15,838	17,163	17,362	23,602	28,187	27,350	26,938	23,700
Loss from operations	(12,382)	(12,421)	(10,726)	(15,096)	(17,867)	(15,647)	(14,114)	(9,515)
Net loss	(12,939)	(11,739)	(9,891)	(14,242)	(16,196)	(14,714)	(13,640)	(8,883)
Net loss per share, basic and diluted	$(1.71)	$(0.50)	$(0.37)	$(0.50)	$(0.55)	$(0.49)	$(0.45)	$(0.28)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*

2.2	Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*

2.3
Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia Company, Numerical Acquisition Limited, 3047725 Nova Scotia Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Faysal Sohail.***

3.2	Amended and Restated Certificate of Incorporation of registrant.*

3.3	Bylaws of registrant.*

4.1	Form of registrant’s common stock certificate.*

4.2	1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*

10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*

10.2	2000 Stock Plan and related agreements.*

10.3	1997 Stock Plan and related agreements.*

10.4	2000 Employee Stock Purchase Plan and related agreements.*

10.5	Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

10.7	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*

10.8	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*

10.9	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*

10.10	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*

10.11	Stock Option Agreement—Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*

10.12	Stock Option Agreement—Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*

10.13	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*

10.14	Stock Option Agreement—Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*

10.15	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*

10.16	Stock Option Agreement—Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

10.17	License Agreement, dated as of October 1, 1999, between registrant Cadence Design Systems, Inc.*†

10.18	OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*†

Exhibit Number	Description

10.19	Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*

10.20	Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*†

10.21	License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*#

10.22	Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*†

10.23	Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*†

10.24	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*

10.25	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

10.26	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

10.27	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

10.28	Stock Option Agreement—Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

10.29	Amendment No. 1 to Atul Sharan’s Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*

10.30	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

10.31	PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*†

10.32	License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**†

10.33	Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****†

10.34	Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation.*****†

10.35	2001 Nonstatutory Stock Option Plan.******

21.1	Subsidiaries of the registrant.****

23.1	Consent of Independent Accountants.

*	Incorporated by reference to registration statement on Form S-1 (333-95695) as declared effective by the Securities and Exchange Commission on April 6, 2000.
**	Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2000.
***	Incorporated by reference to the current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.
****	Incorporated by reference to the registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2001.
*****	Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on August 2, 2001.
******	Incorporated by reference to registration statement on Form S-8 (333-71816) as filed with the Securities and Exchange Commission on October 18, 2001.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMERICAL TECHNOLOGIES, INC.

By:	/s/ YAGYENSH C. PATI
Yagyensh C. Pati President and Chief Executive Officer

Dated:  February 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ YAGYENSH C. PATI Yagyensh C. Pati	President, Chief Executive Officer and Director	February 13, 2002

/S/ RICHARD S. MORA Richard S. Mora	Chief Operating Officer and Chief Financial Officer	February 13, 2002

/S/ WILLIAM H. DAVIDOW William H. Davidow	Chairman of the Board	February 13, 2002

/S/ YAO-TING WANG Yao-Ting Wang	Director	February 13, 2002

/S/ THOMAS KAILATH Thomas Kailath	Director	February 13, 2002

/S/ NAREN K. GUPTA Naren K. Gupta	Director	February 13, 2002

/S/ ROGER STURGEON Roger Sturgeon	Director	February 13, 2002

/S/ ABBAS EL GAMAL Abbas El Gamal	Director	February 13, 2002