Form 10-Q/A
period 2001-06-30
NUMERICAL TECHNOLOGIES INC
filed 2002-03-11
CIK 1091226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

  The undersigned registrant hereby amends and restates the following items and exhibits of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as set forth below:

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

                  NUMERICAL TECHNOLOGIES, INC.

Dated March 8, 2002  By: /s/ Richard S. Mora


                     Richard S. Mora
                     Chief Operating Officer and Chief Financial Officer (duly authorized officer and principal financial accounting officer)

                               INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER             DESCRIPTION
------             -----------


2.1 Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*
2.2 Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*
2.3 Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia Company, Numerical Acquisition Limited, 3047725 Nova Scotia Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Faysal Sohail. ***
3.2   Amended and Restated Certificate of Incorporation of registrant.*
3.3   Bylaws of registrant.*
4.1   Form of registrant's common stock certificate.*
4.2 1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*
10.1 Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*
10.2  2000 Stock Plan and related agreements.*
10.3  1997 Stock Plan and related agreements.*
10.4  2000 Employee Stock Purchase Plan and related agreements.*
10.5 Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*
10.6 Lease Agreement, dated May 10, 1990, between Transcription Enterprises, Inc. and Los Gatos Business Park.*
10.7  Employment Agreement, dated January 1, 2000, by and between
      Transcription Enterprises, Inc. and Roger Sturgeon.*
10.8  Employment Agreement, dated January 1, 2000, by and between
      Transcription Enterprises, Inc. and Kevin MacLean.*
10.9 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*
10.10 Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*
10.11 Stock Option Agreement--Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*
10.12 Stock Option Agreement--Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*
10.13 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*
10.14 Stock Option Agreement--Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*
10.15 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*
10.16 Stock Option Agreement--Early Exercise, dated February 3, 1999, by and between the registrant and Lars Herlitz.*
10.17 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and Lars Herlitz.*
10.18 Stock Option Agreement--Early Exercise, dated November 17, 1999, by and between the registrant and John Traub.*
10.19 Stock Option Agreement--Early Exercise, dated December 27, 1999, by and between the registrant and John Traub.*
10.20 Stock Option Agreement--Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*
10.21 License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+
10.22 OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*+
10.23 Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*
10.24 Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+
10.25 License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*+

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