Form 10-K/A
period 2001-12-31
NUMERICAL TECHNOLOGIES INC
filed 2002-03-11
CIK 1091226

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

Cadence and Intel represented 23% and 20%, respectively, of our total revenue for 2001. Our October 1999 and March 2000 Cadence agreements accounted for all of our revenue attributable to Cadence in 2001. Of the 20% of total revenue attributable to Intel, our April 2001 technology cross-license agreement accounted for approximately $8.8 million or 18% of total revenue in 2001, and the remaining revenue attributable to Intel was revenue from other software and maintenance sales. Cadence represented 24% of our total revenue for 2000. KLA-Tencor, Zygo and Cadence represented 23%, 17% and 16% of our total revenue for 1999, respectively. No other customer accounted for 10% or more of our revenue in 2001, 2000, or 1999.

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

Results of Operations

Revenue.    Revenue was $49.0 million for 2001, compared to $23.3 million and $5.5 million in 2000 and 1999, respectively, representing increases of 110% and 325% for the respective periods. Our 2001 revenue increase was due primarily to increased production license revenues (primarily from the Intel cross-license agreement), increased revenue related to technical services and increased revenue due to a full year’s revenue from our acquisition of Cadabra, as well as continued adoption of our software and proprietary technology solution by companies throughout the design-to-silicon flow. Approximately 80% of our 2000 revenue increase was due to our acquisitions of Transcription and Cadabra in 2000 and the remaining 20% was from the continued adoption of our software and technology.

In October 1999 and March 2000, we entered into agreements with Cadence that provide Cadence with limited exclusivity to distribution rights of our OPC and phase shifting technologies, and under which Cadence has agreed to integrate portions of our OPC and phase shifting software products with its physical design and verification tools. Each of these contracts has initial terms of approximately three years that may be extended by Cadence for an additional two-year period. Under these agreements, we have recorded revenue of approximately $11.2 million, $5.6 million and $900,000 in 2001, 2000 and 1999 respectively. These contracts represented 23%, 24% and 16% of total revenue for 2001, 2000 and 1999 respectively. We expect to recognize revenue of $7.3 million in 2002 from these agreements. The Cadence agreements are up for renewal in January 2003 and March 2003. If these contracts are not renewed we will have to replace this revenue from other customers in order to maintain our current revenue levels. If renewed, we would expect revenue from these contracts of approximately $11.4 million in 2003 and $12.6 million in 2004. Either party, under certain conditions specified in the agreements, may cancel the agreements.

In April 2001, we entered into a multi-year, multi-million dollar technology cross-license agreement with Intel for advanced photolithography solutions used in the production of high-end semiconductors. The cross-license agreement gives Intel the rights to use certain of our patented phase-shifting technology and software for the production of advanced integrated circuits. The cross-license agreement gives us the rights to use certain Intel patents and sublicense those patents with our software products. Under the cross-license agreement, we recognized $8.8 million or 18% of total revenue for 2001. So long as the cross-license agreement with Intel remains in effect, the cross-license agreement will generate future revenue of $13.0 million in 2002, $3.8 million in 2003 and $2.2 million in each year thereafter, through 2007. This revenue is attributable to both licensing fees payable over the first two years of the contract and maintenance fees payable over the full term of the contract. As the revenue from the Intel cross-license agreement begins to decrease in 2003, in order to maintain our current revenue level, we will have to replace such revenue with other revenue from Intel by selling other products and maintenance to Intel, or with revenue from other customers. Additionally, the Intel cross-license agreement contains a change in control provision that would cause the revenue under such agreement to terminate in the event we were to be acquired without Intel’s consent. Similarly, this change in control provision may serve as a disincentive for potential acquirers to pursue a take-over of our company. The cross-license agreement may be cancelled by Intel under certain conditions specified in the agreement.

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

Approximately 43% of our revenue for 2001 is derived from two customers, Cadence and Intel. Of the 43%, 23% is derived from the two agreements with Cadence and 18% is derived from the Intel cross-license agreement alone. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenue we expect to recognize is otherwise reduced, we could lose a material portion of our revenue. The Cadence contracts come up for renewal in January 2003 and March 2003 and revenue from the Intel contract significantly decreases beginning in 2003 and ceases completely in 2008. As a result, in the event the Cadence contracts are not renewed and, as the Intel revenue decreases, we will need to replace such revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue. Additionally, the Intel cross-license agreement contains a change in control provision that would cause the revenue under such agreement to terminate in the event we were to be acquired without Intel’s consent. Similarly, this change in control provision may serve as a disincentive for potential acquirers to pursue a take-over of our Company. The Cadence and Intel agreements may also be cancelled under certain conditions specified in those agreements.

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

3.2	Amended and Restated Certificate of Incorporation of registrant.*

3.3	Bylaws of registrant.*

4.1	Form of registrant’s common stock certificate.*

4.2	1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*

10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*

10.2	2000 Stock Plan and related agreements.*

10.3	1997 Stock Plan and related agreements.*

10.4	2000 Employee Stock Purchase Plan and related agreements.*

10.5	Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

10.7	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*

10.8	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*

10.9	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*

10.10	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*

10.11	Stock Option Agreement—Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*

10.12	Stock Option Agreement—Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*

10.13	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*

10.14	Stock Option Agreement—Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*

10.15	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*

10.16	Stock Option Agreement—Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

10.17	License Agreement, dated as of October 1, 1999, between registrant Cadence Design Systems, Inc.*†

10.18	OEM Software License Agreement, dated December 31, 1997, between registrant and Zygo Corporation (fka Technical Instrument Company).*†

Exhibit Number	Description

10.19	Addendum to OEM Software License Agreement, dated March 25, 1999, between registrant and Zygo Corporation.*

10.20	Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*†

10.21	License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*†

10.22	Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*†

10.23	Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*†

10.24	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*

10.25	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

10.26	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

10.27	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

10.28	Stock Option Agreement—Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

10.29	Amendment No. 1 to Atul Sharan’s Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*

10.30	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

10.31	PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*†

10.32	License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**†

10.33	Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****†

10.34	Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation.*****†

10.35	2001 Nonstatutory Stock Option Plan.******

21.1	Subsidiaries of the registrant.****

23.1	Consent of Independent Accountants.

*	Incorporated by reference to registration statement on Form S-1 (333-95695) as declared effective by the Securities and Exchange Commission on April 6, 2000.
**	Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2000.
***	Incorporated by reference to the current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.
****	Incorporated by reference to the registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2001.
*****	Incorporated by reference to registration statement on Form 10-Q/A as filed with the Securities and Exchange Commission on March 11, 2002.
******	Incorporated by reference to registration statement on Form S-8 (333-71816) as filed with the Securities and Exchange Commission on October 18, 2001.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMERICAL TECHNOLOGIES, INC.

By:	/s/ YAGYENSH C. PATI
Yagyensh C. Pati President and Chief Executive Officer

Dated:  March 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ YAGYENSH C. PATI Yagyensh C. Pati	President, Chief Executive Officer and Director	March 8, 2002

/S/ RICHARD S. MORA Richard S. Mora	Chief Operating Officer and Chief Financial Officer	March 8, 2002

/S/ WILLIAM H. DAVIDOW William H. Davidow	Chairman of the Board	March 8, 2002

/S/ YAO-TING WANG Yao-Ting Wang	Director	March 8, 2002

/S/ THOMAS KAILATH Thomas Kailath	Director	March 8, 2002

/S/ NAREN K. GUPTA Naren K. Gupta	Director	March 8, 2002

/S/ HARVEY JONES Harvey Jones	Director	March 8, 2002

/S/ ABBAS EL GAMAL Abbas El Gamal	Director	March 8, 2002