Form 10-Q
period 2002-03-31
NUMERICAL TECHNOLOGIES INC
filed 2002-05-07
CIK 1091226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number: 000-30005

NUMERICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3232104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 West Plumeria Drive San Jose, California 95134-2134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 919-1910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001, per share as of April 30, 2002 was 33,688,178.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements
NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$41,547	$38,964
Short-term investments	29,142	28,627
Accounts receivable, net of allowance of $150 and zero in 2002 and 2001, respectively	9,332	7,125
Deferred tax asset	3,458	4,110
Prepaid and other	1,250	1,494

Total current assets	84,729	80,320

Property and equipment, net	2,775	2,885
Goodwill and other intangible assets	126,501	128,744
Other assets	288	113

	$214,293	$212,062

LIABILITIES
Current liabilities:
Accounts payable	$2,174	$2,041
Accrued expenses and other liabilities	4,678	4,446
Deferred revenue	10,426	9,034

Total current liabilities	17,278	15,521

Deferred tax liability	6,076	7,354

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: none
Common stock, $0.0001 par value:	—	—
Authorized: 100,000 shares;
Issued and outstanding: 32,962 and 32,834 shares in 2002 and 2001, respectively	3	3
Additional paid in capital	320,264	319,544
Receivable from stockholders	(3,563)	(4,163)
Deferred stock-based compensation	(4,970)	(6,917)
Accumulated deficit	(120,686)	(119,184)
Accumulated other comprehensive loss	(109)	(96)

Total stockholders’ equity	190,939	189,187

	$214,293	$212,062

See the accompanying notes to these condensed consolidated financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2002	2001
Revenue	$13,094	$10,320

Costs and expenses:
Cost of revenue	1,005	923
Research and development	4,494	3,893
Sales and marketing	3,715	3,622
General and administrative	1,831	1,647
Depreciation and amortization	2,133	12,370
Amortization of deferred stock-based compensation(*)	1,824	5,732

Total costs and expenses	15,002	28,187

Loss from operations	(1,908)	(17,867)
Interest income	401	860

Loss before provision for income taxes	(1,507)	(17,007)
Benefit from income taxes	(5)	(811)

Net loss	$(1,502)	$(16,196)

Net loss per common share basic and diluted	$(0.05)	$(0.55)

Weighted average common shares basic and diluted	31,872	29,657

(*)Amortization of deferred stock-based compensation
Cost of sales	$158	$230
Research and development	1,023	3,217
Marketing and sales	138	1,358
General and administrative	505	927

	$1,824	$5,732

See the accompanying notes to these condensed consolidated financial statements

NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,502)	$(16,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	491	443
Stock-based compensation	1,824	5,732
Amortization of acquired intangibles	1,643	11,927
Deferred tax	(26)	(915)
Changes in assets and liabilities:
Accounts receivable	(2,207)	(1,019)
Prepaid and other	244	275
Other assets	(175)	(107)
Accounts payable	133	(151)
Accrued expenses and other liabilities	232	(415)
Deferred revenue	1,392	1,380

Net cash provided by operating activities	2,049	954

Cash flows from investing activities:
Proceeds from sales of short-term investments	14,485	23,169
Purchase of short-term investments	(15,000)	(24,709)
Purchase of property and equipment	(381)	(516)

Net cash used in investing activities	(896)	(2,056)

Cash flows from financing activities:
Proceeds from exercise of common stock options	846	338
Repurchase of common stock	(3)	—
Payments received on notes receivable from stockholders	600	85

Net cash provided by financing activities	1,443	423

Effect of foreign currency translation on cash flows	(13)	(59)

Net increase (decrease) in cash and cash equivalents	2,583	(738)

Cash and cash equivalents at beginning of period	38,964	30,607

Cash and cash equivalents at end of period	$41,547	$29,869

See the accompanying notes to these condensed consolidated financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—GENERAL

The unaudited consolidated financial statements have been prepared by Numerical Technologies, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999, included in the Company’s form 10-K/A filed with the SEC on March 11, 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year, which ends December 31, 2002.

NOTE 2—NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. Common stock equivalents includes common shares issuable upon exercise of stock options. For the periods presented the Company had losses and therefore all common stock equivalents are excluded from the computation of diluted net loss per share because their effect is antidilutive.

NOTE 3—ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The change in the carrying amount of intangible assets are as follows (in thousands):

	As of March 31, 2002		As of March 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$8,060	$(3,564)	$8,060	$(1,919)
Customer base	19,340	(8,220)	19,340	(4,100)
Covenants not to compete	4,990	(3,782)	4,990	(2,006)
Workforce	—	—	3,300	(844)
Trade name	200	(90)	200	(50)

	$32,590	$(15,656)	$35,890	$(8,919)

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” workforce has been reclassified to goodwill.

The aggregate amortization expense of acquired intangible assets was $1,643,000 and $2,299,000 in the three months ended March 31, 2002 and 2001, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Balance as of January 1,	$109,567	$146,432
Amortization in the period	—	(9,628)

Balance as of March 31,	$109,567	$136,804

NUMERICAL TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net loss (in thousands) and basic and diluted net income (loss) per share as if the goodwill had not been amortized during the periods presented.

	For the Three Months Ended March 31,
	2002	2001
Reported net loss	$(1,502)	$(16,196)
Add back: goodwill amortization	—	9,628
Add back: workforce amortization, net of taxes	—	191

Adjusted net loss	$(1,502)	$(6,377)

Basic and diluted net income (loss) per share:
Reported net loss	$(0.05)	$(0.55)
Goodwill amortization	—	0.32
Workforce amortization, net of taxes	—	0.01

Adjusted net loss	$(0.05)	$(0.22)

NOTE 4—COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments. For the three month period ended March 31, 2002 and 2001, the components of comprehensive income are as follows (in thousands):

	For the Three Months Ended March 31
	2002	2001
Net loss	$(1,502)	$(16,196)
Foreign currency translation adjustments	(13)	(59)

Total comprehensive loss	$(1,515)	$(16,255)

NOTE 5—RELATED PARTY TRANSACTIONS

In January 2002 a former officer of the Company repaid the original principal balance of $600,000 plus all accrued interest of an outstanding note payable with a due date of February 1, 2002.

In March 2002 the Board of Directors extended the due date on promissory notes to the President and to the Chief Technology Officer of the Company for an additional one year. These notes with principal amounts of $1.6 million and $1.3 million and accrued interest are now due February 10, 2003.

NOTE 6—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 effective as of January 1, 2002 and upon adoption ceased to amortize $109.6 million of goodwill. The Company recorded approximately $37.9 million of goodwill amortization during 2001.

On adoption of SFAS No. 142 the Company determined that its operations represent a single reporting unit. The Company completed an impairment review of the goodwill

NUMERICAL TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with its reporting unit during the three month period ended March 31, 2002. The Company compared the fair value of its reporting unit to the carrying value including goodwill for the unit and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As a result no impairment charge was required.

In November 2001, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products”, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. Adoption of this standard has not had a material effect on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain information contained or incorporated by reference in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q or made by our management, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding our future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including without limitation those discussed in the section entitled “Factors That May Affect Our Future Results”. These and many other factors could affect our future financial and operating results, and could cause actual results to differ materially from current expectations.

Results of Operations

Revenue.    Revenue was $13.1 million for the three months ended March 31, 2002, representing an increase of 27% above the $10.3 million in the comparable three-month period in 2001. The increase was primarily due to $3.5 million in revenue recognized from the Intel cross-license agreement signed in April of 2001, partially offset by a decrease of approximately $500,000 in revenue from the Cadence agreements in the period ended March 31, 2002 compared to the same period in 2001. For the three months ended March 31, 2002, two customers, Intel and Cadence, accounted for 31% and 15% of total revenue, respectively. For the three months ended March 31, 2001, Cadence accounted for 23% of total revenue.

Costs and Expenses

Cost of revenue.    Cost of revenue for the three months ended March 31, 2002 increased 9% to $1.0 million from $923,000 in the comparable three-month period in 2001. The increase was primarily due to direct costs associated with a Joint Development project, which was partially offset by a decrease in costs associated with the Cadence agreement, which is being accounted for on a percentage of completion method. We anticipate that cost of revenue will increase in dollar amount as we support our expanding number of industry partners and customers and assist our research and development licensees to transition into production. To the extent our revenue increases or decreases due to, among other factors, those described above, our cost of revenue may increase or decrease.

Research and development.    Research and development expenses for the three months ended March 31, 2002 increased 15% to $4.5 million from $3.9 million in the comparable three-month period in 2001. The increase was primarily due to the cost associated with additional personnel in our expanding research and development efforts in subwavelength technologies and products. Research and development expenses decreased as a percentage of revenues from 38% to 34% for the three months ended March 31, 2001 and 2002, respectively. We anticipate that we will continue to commit substantial resources to research and development in the future. We expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our research and development expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

Sales and marketing.    Sales and marketing expenses for the three months ended March 31, 2002 increased 3% to $3.7 million from $3.6 million in the comparable three-month period in 2001. The increase was primarily due to the increased commissions paid to sales representatives as a result of greater bookings in the Pacific Rim region where sales are booked through third party sales representatives. Sales and marketing expenses decreased as a percentage of revenue from 35% to 28% for the three months ended March 31, 2001 and 2002, respectively. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our sales and marketing expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our sales and marketing expenses as a percentage of revenue may increase or decrease.

General and administrative.    General and administrative expenses for the three months ended March 31, 2002 increased 11% to $1.8 million from $1.6 million in the comparable three-month period in 2001. The increase was primarily the result of a $150,000 charge to establish a bad debt reserve in the current quarter and to a lesser degree the cost associated with additional personnel. General and administrative expenses decreased as a percentage of revenues from 16% to 14% for the three months ended March 31, 2001 and 2002, respectively. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term. Our general and administrative expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our general and administrative expenses as a percentage of revenue may increase or decrease.

Depreciation and amortization.    Depreciation and amortization expenses for the three months ended March 31, 2002 decreased 83% to $2.1 million from $12.4 million in the comparable three-month period in 2001. The decrease was primarily the result of the adoption of SFAS No. 142 on January 1, 2002, where goodwill and intangible assets with indefinite lives are no longer amortized.

Amortization of deferred stock-based compensation.    Amortization of deferred stock-based compensation is comprised of the amount of amortization related to: (i) the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant, (ii) the fair value at the date of the acquisition of employee escrow shares issued to executives of Cadabra in connection with the acquisition of Cadabra, (iii) compensation expense related to certain restricted stock deemed to be variable as prescribed by FASB interpretation No. 44 and (iv) stock-based compensation related to stock options granted to consultants. We recognized stock-based compensation of $5.7 million and $1.8 million for the three months ended March 31, 2001 and 2002, respectively. We are amortizing deferred stock-based compensation over the vesting periods of the applicable options and restricted stock, using the multiple option method.

The stock-based compensation expense relating to certain restricted stock and consultant options are remeasured by the Company until the shares or options are fully vested. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. In addition, amortization of deferred stock-based compensation could increase or decrease in future periods as a result of future grants or cancellations of options whose exercise prices are less the fair market value on the date of grant, future grants or cancellation of restricted stock or future grants or cancellation of stock options to consultants.

Interest income.    Interest income for the three months ended March 31, 2002 decreased 53% to $401,000 from $860,000 in the comparable three-month period in 2001. The decrease was due to lower interest rates in the first three months of 2002 compared to the same period in 2001, partially offset by higher average cash and short-term investment balances during the first quarter of 2002.

Benefit from income taxes.    We recorded a benefit for income taxes of $5,000 for the three months ended March 31, 2002, compared to $811,000 for the comparable three-month period in 2001. These tax benefits are the result of the utilization of deferred tax liabilities associated with the amortization of intangible assets established as of result of acquisitions done in 2000. The decrease in the tax benefit is primarily due to decreased amortization of deferred stock compensation and decreased losses in the first quarter of 2002 compared with the same period in 2001.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents and short-term investments of $70.7 million. As of the same date, we had working capital of $67.5 million, including deferred revenue of $10.4 million.

Net cash provided by operating activities was $2.0 million during the three-month period ended March 31, 2002, compared with cash provided by operating activities of $954,000 in the comparable period in 2001. Net cash provided by operating activities in the three-month period ended March 31, 2002 primarily reflects a net loss of $1.5 million, increases in accounts receivable of $2.2 million, offset by amortization of deferred stock compensation and intangibles of $3.5 million and increase in deferred revenue of $1.4 million.

Net cash used in investing activities was $896,000 during the three-month period ended March 31, 2002, compared with cash used in investing activities of $2.1 million in the comparable period in 2001. Net cash used in the three-month period ended March 31, 2002 consisted of net purchases of short-term investments of $515,000 and purchases of computer hardware and software, office furniture and equipment and leasehold improvements of $381,000. We expect to invest approximately $2.0 million in 2002 mainly for computer equipment, facilities and business systems upgrades.

Net cash provided by financing activities was $1.4 million during the three month period ended March 31, 2002, compared with cash provided by financing activities of $423,000 in the comparable period in 2001. Net cash provided by financing activities in the three-month period ended March 31, 2002 consisted of proceeds from common stock option activity of $846,000 and $600,000 from repayment of notes receivable from stockholders.

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

Significant Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition.

We derive revenue from intellectual property and software licenses, maintenance and related technical services. We follow very specific and detailed guidelines in measuring revenue; however, as described below, significant management judgments and estimates affect the application of our revenue recognition policy. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

We license our software products on a time basis, generally one to three years, or on a perpetual basis. We generally include the first year of maintenance and support in our multi-year time-based and perpetual licenses. We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” to all transactions involving the licensing of software.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. In most cases delivery of the software is done on an evaluation basis before we receive the order. Subsequent to receiving the order an electronic key is given to the customer, which allows the software to run for the period of time the customer has purchased.

When we receive an order we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is reasonably assured. If a significant portion of a fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we typically determine that the fee is not fixed or determinable and therefore we recognize revenue from these transactions as the fee becomes due.

We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all software sales we use either a binding purchase order and/or signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis.

For arrangements with multiple obligations (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to Numerical Technologies. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

We recognize revenue for maintenance services ratably over the contract term. Our training and consulting services are generally recognized as revenue when these services have been performed. However, at the time of entering into a transaction, we assess whether or not any services included within the arrangement requires us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. For percentage of completion method contracts, we estimate the percentage of completion based on our estimate of the total hours estimated to complete the project as a percentage of the hours incurred to date and the estimated hours to complete.

Accounting for income taxes.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as amortization on intangible assets, accrued liabilities and depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2.3 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain foreign net operating losses carried forward and certain foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Valuation of goodwill, intangibles and long-lived assets.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and on adoption ceased to amortize approximately $109.6 million of goodwill. In lieu of amortization, we performed a transitional impairment test of our goodwill during the three months ended March 31, 2002, and are required to perform an annual impairment review thereafter or whenever an interim triggering event occurs. On adoption of SFAS No. 142 we reviewed our operations and concluded that our operations represent a single reporting unit. On completion of our transitional impairment test during the first quarter of 2002 we determined that no impairment charge was required at this time based on the current market valuation of the Company. However, future events may require a material impairment charge in the future.

We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective January 1, 2002. We assess the impairment of identifiable amortizable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	a current expectation that it is “more likely than not” that a long-lived asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When assessing recoverability we assess the carrying value of amortizable intangibles or long-lived assets based on the cash flows expected to be generated from the use of the long-lived asset and its eventual disposition, on an undiscounted basis and without interest charges. If such expected cash flows are less than the carrying amount of the asset, an impairment loss must be recognized to reduce the carrying value of the asset to estimated fair value. Estimated fair value is based on the best information available in the circumstances, including prices for similar assets and the results of valuation techniques. We do not consider amortizable intangibles or long-

lived assets to be impaired as of March 31, 2002, however, future events discussed above may require a material impairment charge in the future.

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

Third parties, for competitive or other reasons, could assert that our proprietary technologies and software products infringe their intellectual property rights. These claims could injure our reputation and decrease or block our ability to license or sell our software products. For example, on March 14, 2000, ASML MaskTools, Inc. filed a complaint alleging we infringe two U.S. patents and have committed unfair or fraudulent business practice under the California Business and Professions Code, which litigation was settled in April 2002. However there can be no assurance that other parties will not assert other claims against us. The defense of these claims could divert management’s attention from the day to day operations of our company, as well as divert resources from current planned uses, such as hiring and supporting additional engineering personnel. Litigation is inherently uncertain, and an adverse decision could limit our ability to offer some product or features within a product.

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

Approximately 43% of our revenue for 2001 was derived from two customers, Cadence and Intel. These same two customers generated approximately 46% of our revenue for the first three months of 2002. Of the 43% and 46% respectively, 23% and 15% was derived from two agreements with Cadence and 18% and 27% was derived from the Intel cross-license agreement alone. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenue we expect to recognize is otherwise reduced, we could lose a material portion of our revenue. The Cadence contracts come up for renewal in January 2003 and March 2003 and revenue from the Intel contract significantly decreases beginning in 2003 and ceases completely in 2008. As a result, in the event the Cadence contracts are not renewed and, as the Intel revenue decreases, we will need to replace such revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue. Additionally, the Intel cross-license agreement contains a change in control provision that would cause the revenue under such agreement to terminate in the event we were to be acquired without Intel’s consent. Similarly, this change in control provision may serve as a disincentive for potential acquirers to pursue a take-over of our Company. The Cadence and Intel agreements may also be cancelled under certain conditions specified in those agreements.

Our key target markets within the semiconductor industry consist of a limited number of potential customers, which may reduce our bargaining power when negotiating contracts.

The four key markets within the semiconductor industry to which we currently target our proprietary technologies and software solutions consist of a limited number of customers, which tends to result in fewer numbers of order where the orders tend to be larger in size. We believe that this may reduce our bargaining power in negotiating contracts and may limit our revenue growth.

In addition, in recent years there has been consolidation in the semiconductor industry and we expect this trend to continue, which will further reduce our potential customer base and, thus, could further reduce our bargaining power with these customers. Additionally, if existing customers who have adopted our technologies are acquired, the acquiring companies may not wish to incorporate our technologies and may cancel or not renew our contracts, resulting in a loss of revenue.

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

Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses were $3.7 million for the three months ended March 31, 2002 compared with $3.6 million in the same period in 2001. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. For example, for the year ended December 31, 2001, revenue from Cadabra Design Automation, Inc. a corporation that we recently acquired, were less than anticipated and, consequently, our earnings were less than would have been achieved if Cadabra revenue had met expectations.

We have not been profitable in any quarter, and our accumulated deficit was approximately $120.7 million as of March 31, 2002. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional non-cash charges relating to amortization of intangibles and deferred stock-based compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. This could trigger our technical support and indemnification obligations in some of our license agreements which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our licensees, any such litigation could severely disrupt or shut down the business of our licensees, which in turn could hurt our relations with our customers and cause the sales of our proprietary technologies and software products to decrease.

If we do not continue to introduce new technologies and software products or product enhancements ahead of rapid technological change in the market for subwavelength solutions, our operating results could decline and we could lose our competitive position.

We must continually devote significant engineering resources to enable us to introduce new technologies and software products or product enhancements to address the evolving needs of key markets within the semiconductor industry in solving the subwavelength gap problem. We must introduce these innovations and the key markets within the semiconductor industry must adopt them before changes in the semiconductor industry, such as the introduction by our current and potential competitors of more advanced products or the emergence of alternative technologies, render the innovations obsolete, which could cause us to lose our competitive position. These innovations are inherently complex and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, designers, mask manufacturers and equipment manufacturers must each respond to the demand of the market to design and manufacture masks and equipment for increasingly smaller and complex semiconductors. Our innovations must be viable and meet the needs of these key markets within the semiconductor industry before the consumer market demands even smaller semiconductors, rendering the innovations obsolete. We may not have the financial resources necessary to fund any future innovations. In addition, any revenue that we receive from enhancements or new generations of our proprietary technologies and software products may be less than the costs of development.

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

•	our acquisition of Transcription and Cadabra, as well as future potential acquisitions by us;

•	the timing and structure of our technology and/or product license agreements; and

•	changes in the level of our operating expenses to support our projected growth.

The market price of our common stock has been and may continue to be volatile and could decline.

The market price of our common stock has fluctuated in response to factors, some of which are beyond our control, including:

•	changes in market valuations of other technology companies;

•	conditions or trends in the semiconductor industry;

•	actual or anticipated fluctuations in our operating results;

•	any deviations in net revenue or in losses from levels expected by securities analysts;

•	announcements by us or our competitors of significant technical innovations, contracts, acquisitions or partnerships;

•	volume fluctuations, which are particularly common among highly volatile securities of technology related companies; and

•	departures of key personnel.

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

We derive a significant portion of our revenue from international sales. For the three months ended March 31, 2002, compared to the three months ended March 31, 2001, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 69% and 54%, Asia, 26% and 36%, Europe, 3% and 8%, and other, 2% and 2%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 44 of our 225 employees as of March 31, 2002 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

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

We currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to:

•	support more rapid expansion;

•	develop new or enhanced products;

•	respond to competitive pressures; or

•	acquire complementary businesses technologies.

These factors will impact our future capital requirements and the adequacy of our available funds. We may need to raise additional funds through public or private financings, strategic relationships or other arrangements.

We are growing rapidly and must effectively manage and support our growth in order for our business strategy to succeed.

We have grown rapidly and will need to continue to grow in all areas of operation. If we are unable to successfully integrate and support our existing and new employees, including those employees added as a result of acquisitions, into our operations, we may be unable to implement our business strategy in the time frame we anticipate, or at all. In addition, building and managing the support necessary for our growth places significant demands on our management as well as our limited revenue. These demands have, and may continue to, divert these resources away from the continued growth of our business and implementation of our business strategy.

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

The secure transmission of confidential information over computer networks is essential to the success of our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may not be able to anticipate attacks against us in advance. We incur substantial expense to protect against and remedy security breaches and their consequences, but we may not be able to prevent all such security breaches. Moreover, our insurance policies may not be adequate to reimburse us for losses caused by such security breaches. Any misappropriation of confidential information, whether during the transmission of data or while it is stored on our servers could harm us in the following ways:

•	we may have to indemnify clients for loss of their confidential information;

•	because our software is distributed electronically, an attack could cause disruption in the distribution of our products, including maintenance upgrades that we provide to our customers;

•	we may suffer theft of our intellectual property, including trade secrets and copyrighted code; and

•	we may suffer disruption in the areas of product development, research, and operations

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2002. However, during the quarter ended March 31, 2002, 53,363 exchangeable shares of Cadabra Design Automation Inc. (“Cadabra”), which were issued in connection with our October 2000 acquisition of Cadabra, were exchanged for an equal number of shares of our common stock. We did not receive any consideration in connection with such exchanges. These shares were exchanged pursuant to regulation D or Regulation S.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this Form 10-Q.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMERICAL TECHNOLOGIES, INC.

By:	/s/ RICHARD S. MORA
Chief Operating Officer and Chief Financial Officer (duly authorized officer and principal financial accounting officer)

Dated May 7, 2002

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

3.2	Amended and Restated Certificate of Incorporation of registrant.*

3.3	Bylaws of registrant.*

4.1	Form of registrant’s common stock certificate.*

4.2	1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*

10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*

10.2	2000 Stock Plan and related agreements.*

10.3	1997 Stock Plan and related agreements.*

10.4	2000 Employee Stock Purchase Plan and related agreements.*

10.5	Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

10.7	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*

10.8	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*

10.9	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*

10.10	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*

10.11	Stock Option Agreement—Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*

10.12	Stock Option Agreement—Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*

10.13	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*

10.14	Stock Option Agreement—Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*

10.15	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*

10.16	Stock Option Agreement—Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

10.17	License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+

10.18	Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+

10.19	License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*+

10.20	Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.21	Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.22	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*

10.23	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

10.24	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

10.25	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

10.26	Stock Option Agreement—Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

10.27	Amendment No. 1 to Atul Sharan’s Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*

10.28	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

10.29	PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+

10.30	License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+

10.31	Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+

10.32	Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation. ***** +

10.33	2001 Nonstatutory Stock Option Plan ******

*	Incorporated by reference to registration statement on Form S-1 (333-95695) as declared effective by the Securities and Exchange Commission on April 6, 2000.
**	Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2000.
***	Incorporated by reference to the current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.
****	Incorporated by reference to the registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2001.
*****	Incorporated by reference to registration statement on Form 10-Q/A as filed with the Securities and Exchange Commission on March 11, 2002.
******	Incorporated by reference to registration statement on Form S-8 (333-71816) as filed with the Securities and Exchange Commission on October 18, 2001.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.