Form 10-Q
period 2002-06-30
NUMERICAL TECHNOLOGIES INC
filed 2002-07-30
CIK 1091226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-30005

NUMERICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3232104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

70 West Plumeria Drive	95134-2134
San Jose, California (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 919-1910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001, per share as of July 24, 2002 was 33,866,161.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$51,250	$38,964
Short-term investments	22,174	28,627
Accounts receivable, net of allowance of $50 and zero in 2002 and 2001, respectively	7,372	7,125
Deferred tax asset	3,517	4,110
Prepaid and other	2,917	1,494

Total current assets	87,230	80,320
Property and equipment, net	3,110	2,885
Goodwill and other intangible assets	67,606	128,744
Other assets	299	113

	$158,245	$212,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,501	$2,041
Accrued expenses and other liabilities	4,127	4,446
Deferred revenue	11,714	9,034

Total current liabilities	18,342	15,521

Deferred tax liability	4,403	7,354

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, $0.0001 par value:
Authorized: 100,000 shares;
Issued and outstanding: 33,859 and 33,552 shares in 2002 and 2001, respectively	3	3
Additional paid in capital	321,611	319,544
Receivable from stockholders	(3,563)	(4,163)
Deferred stock-based compensation	(3,710)	(6,917)
Accumulated deficit	(178,789)	(119,184)
Accumulated other comprehensive loss	(52)	(96)

Total stockholders’ equity	135,500	189,187

	$158,245	$212,062

See the accompanying notes to these condensed consolidated financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$11,088	$11,703	$24,182	$22,023

Costs and expenses:
Cost of revenue	837	1,180	1,842	2,103
Research and development	4,423	3,917	8,917	7,810
Sales and marketing	3,803	3,809	7,518	7,431
General and administrative	1,765	1,758	3,596	3,405
Depreciation and amortization	2,129	12,191	4,262	24,561
Impairment of goodwill and other intangible assets	57,312	—	57,312	—
Stock-based compensation(*)	1,064	4,495	2,888	10,227

Total costs and expenses	71,333	27,350	86,335	55,537

Loss from operations	(60,245)	(15,647)	(62,153)	(33,514)
Interest income and other	438	679	839	1,539

Loss before benefit from income taxes	(59,807)	(14,968)	(61,314)	(31,975)
Benefit from income taxes	1,704	254	1,709	1,065

Net Loss	$(58,103)	$(14,714)	$(59,605)	$(30,910)

Net loss per common share, basic and diluted	$(1.80)	$(0.49)	$(1.86)	$(1.03)

Weighted average common shares outstanding, basic and diluted	32,226	30,238	32,050	29,886

(*)Stock-based compensation
Cost of revenue	$24	$266	$182	$496
Research and development	328	2,250	1,351	5,467
Sales and marketing	282	1,166	420	2,524
General and administrative	430	813	935	1,740

	$1,064	$4,495	$2,888	$10,227

See the accompanying notes to these condensed consolidated financial statements.

NUMERICAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(59,605)	$(30,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,037	931
Stock-based compensation	2,888	10,227
Amortization of acquired intangibles	3,225	23,630
Impairment of goodwill and other intangible assets	57,312	—
Deferred tax	(1,757)	(1,830)
Changes in assets and liabilities:
Accounts receivable	(247)	(2,422)
Prepaid and other	(1,423)	321
Other assets	(186)	(172)
Accounts payable	460	(299)
Accrued expenses and other liabilities	(319)	(181)
Deferred revenue	2,680	6,078

Net cash provided by operating activities	4,065	5,373

Cash flows from investing activities:
Proceeds from sales of short-term investments	38,626	35,977
Purchase of short-term investments	(32,173)	(48,905)
Purchase of property and equipment	(1,262)	(861)

Net cash provided by (used in) investing activities	5,191	(13,789)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,253	848
Proceeds from employee stock purchase plan	1,141	1,214
Repurchase of common stock	(8)	(21)
Payments received on notes receivable from stockholders	600	111

Net cash provided by financing activities	2,986	2,152

Effect of foreign currency translation on cash flows	44	(62)

Net increase (decrease) in cash and cash equivalents	12,286	(6,326)
Cash and cash equivalents at beginning of period	38,964	30,607

Cash and cash equivalents at end of period	$51,250	$24,281

See the accompanying notes to these condensed consolidated financial statements.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—GENERAL

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

NOTE 3—IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS AND GOODWILL

In July 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was effective for years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible assets as goodwill, reassessment of the useful lives of existing recognized intangible assets, reclassification of certain intangible assets out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 effective as of January 1, 2002 and upon adoption ceased to amortize goodwill. The Company recorded approximately $37,850,000 of goodwill amortization during 2001.

On adoption of SFAS No. 142 the Company determined that its operations represent a single reporting unit. The Company completed an impairment review of the goodwill associated with its reporting unit during the three-month period ended March 31, 2002. The Company compared the fair value of its reporting unit at January 1, 2002 to the carrying value including goodwill for the unit at January 1, 2002, and determined that the carrying value, including goodwill, did not exceed the unit’s fair value. As a result no impairment charge was required on adoption.

During the second quarter of 2002, the Company experienced a decrease in the demand for its products and services and reduced its expectations for future growth in revenues and cash flows. Additionally the Company’s stock price declined significantly. Due to these significant changes, with the assistance from independent valuation experts management performed an evaluation of the recoverability of goodwill and other long-lived assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, respectively.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assessed the carrying value of identified long-lived assets relating to the Transcription and Cadabra acquisitions, respectively. Because the estimated future undiscounted cash flows relating to the Cadabra long-lived asset group was less than the carrying value of the related assets, an impairment charge was required. The impairment charge of $2,619,000 represents the amount required to write-down Cadabra’s long-lived assets to management’s estimate of fair value based on management’s expectations for this asset group’s future discounted cash flows.

The change in the carrying amount of identified intangible assets are as follows (in thousands):

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$7,878	$(3,972)	$8,060	$(3,152)
Customer base	17,952	(9,225)	19,340	(7,190)
Covenants not to compete	3,941	(3,941)	4,990	(3,591)
Workforce	—	—	3,300	(1,800)
Trade name	200	(100)	200	(80)

	$29,971	$(17,238)	$35,890	$(15,813)

Upon adoption of SFAS No. 142 on January 1, 2002 workforce was reclassified to goodwill.

The aggregate amortization expense of identified intangible assets was $1,583,000 and $2,299,000 in the three months ended June 30, 2002 and 2001, respectively and $3,225,000 and $4,597,000 in the six months ended June 30, 2002 and 2001, respectively.

Expected future amortization of identified intangible assets is as follows (in thousands):

Fiscal Year
2002	$2,572
2003	5,144
2004	5,017

$12,733

The Company also performed an impairment review of its goodwill during the second quarter of 2002 as a result of the announcement of the Company’s revised expectations for its second quarter of 2002 financial performance and revised expectations for future growth of the Company’s revenues and cash flow. The Company operates as a single reporting unit. The Company compared its fair value to its carrying value including goodwill and determined that its carrying value, including goodwill, exceeded fair value. As a result the Company then assessed the fair value of its assets, including identified intangible assets, and liabilities and derived an implied fair value for its goodwill. Since the carrying amount of goodwill was greater than its implied fair value, an impairment loss of $54,694,000 was recognized.

The fair value of the Company was determined using the average market price of the Company’s common stock over a 10-day period following the triggering event and a control premium of 30%. The company determined the estimated fair value of identified intangible assets and non-goodwill intangible assets and liabilities using discounted cash flows. The assumptions supporting the estimated cash flows for identified intangible assts and other non-goodwill assets and liabilities, including the discount rate and the estimated terminal value reflects management’s estimates.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows (in thousands):

2002
Balance as of January 1,	$109,567
Impairment in the period	(54,694)

Balance as of June 30,	$54,873

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net loss (in thousands) and basic and diluted net loss per share as if the goodwill had not been amortized during the periods presented.

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(58,103)	$(14,714)	$(59,605)	$(30,910)
Add back: goodwill amortization	—	9,405	—	19,033
Add back: workforce amortization, net of taxes	—	191	—	382

Adjusted net loss	$(58,103)	$(5,118)	$(59,605)	$(11,495)

Basic and diluted net loss per share:
Reported net loss per share	$(1.80)	$(0.49)	$(1.86)	$(1.03)
Goodwill amortization	—	0.31	—	0.64
Workforce amortization, net of taxes	—	0.01	—	0.01

Adjusted net loss per share	$(1.80)	$(0.17)	$(1.86)	$(0.38)

NOTE 4—COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net earnings and other comprehensive income. Other comprehensive income includes accumulated translation adjustments. For the three- and six-month periods ended June 30, 2002 and 2001, the components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(58,103)	$(14,714)	$(59,605)	$(30,910)
Foreign currency translation adjustments	57	(3)	44	(62)

Total comprehensive loss	$(58,046)	$(14,717)	$(59,561)	$(30,972)

NOTE 5—RELATED PARTY TRANSACTIONS

In January 2002 a former officer of the Company repaid the original principal balance of $600,000 plus all accrued interest of an outstanding note payable with a due date of February 1, 2002.

In March 2002 the Board of Directors extended the due date on promissory notes to the President and to the Chief Technology Officer of the Company for an additional one year. These notes with principal amounts of $1,600,000 and $1,333,000 and accrued interest are now due February 10, 2003.

NOTE 6—SUBSEQUENT EVENTS

Stock option plans

In July 2002, the Board of Directors approved an increase to the common stock authorized for issuance under the 2001 Non-statutory Stock Option Plan (the “2001 Plan”). The increase was 2,000,000 shares, bringing the total shares authorized under the 2001 Plan to 3,000,000. As of July 19, 2002, no options had been issued under the 2001 Plan.

NUMERICAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

In July 2002, the Board of Directors approved a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to $10,000,000 in shares of the outstanding common stock of the Company over the next 12 months. Share repurchases under this program may be made in the open market or in privately negotiated transactions. Depending on market conditions and other factors, repurchases under this program may be commenced or suspended at any time, or from time-to-time during the next 12 months, without prior notice.

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

Overview

We develop and market proprietary technologies and software products that enable the design and manufacture of semiconductors with subwavelength feature sizes. We derive revenue from intellectual property and software licenses, maintenance and related technical services. To date, we have derived a significant portion of our revenue from research and development licenses to integrated device manufacturers, or IDMs, and foundries of our phase shifting attendant subwavelength technologies and software licenses, as well as licenses of photomask verification software to semiconductor equipment resellers. To date we have entered into production licenses with five semiconductor manufacturers. We expect to enter into additional production licenses as semiconductor manufacturers adopt our proprietary technologies for production. Our production licenses grant licensees the right to use our phase shifting intellectual property and software to design and manufacture subwavelength integrated circuits, or ICs. In order for semiconductor manufacturers to enter into production licenses with us, these manufacturers must continue to embrace our proprietary technologies and software products and not enter into agreements with our competitors in this regard or adopt alternative technologies. We must also expend significant sales, marketing and development resources on these manufacturers with no guarantee of success.

Results of Operations

Revenue.    Revenues were $11.1 million and $24.2 million for the three months and six months ended June 30, 2002 compared to $11.7 million and $22.0 million for the same periods in 2001, representing a decrease of 5% and an increase of 10% for the respective periods. The decrease in the three months ended June 30, 2002 from the same period in 2001 was primarily due to a decrease of approximately $1.6 million from our contract with Cadence, partially offset by an increase of approximately $1.2 million from our Intel cross-license agreement. The additional decrease is primarily attributable to the overall weakness in the semiconductor industry. The increase in revenue for the six months ended June 30, 2002 over the same period in 2001 is primarily due to an increase in revenue from the Intel cross-license agreement of approximately $4.7 million partially offset by decreased revenue of $2.1 million from our Cadence contracts and reduced revenue due to the overall weakness in the semiconductor industry. For the three months ended June 30, 2002, two customers, Intel and Cadence, accounted for 39% and 13% of total revenue, respectively. For the three months ended June 30, 2001, Cadence and Intel accounted for 26% and 24% of total revenue, respectively. For the six months ended June 30, 2002, Intel and Cadence accounted for 35% and 14% of total revenue, respectively. For the six months ended June 30, 2001, Cadence and Intel accounted for 25% and 14% of total revenue, respectively.

Costs and Expenses

Cost of revenue.    Cost of revenue was $837,000 and $1.8 million for the three months and six months ended June 30, 2002 compared to $1.2 million and $2.1 million for the same periods in 2001. The decreases were primarily due to the lower costs associated with the Cadence contract, which is being recognized on a percentage of completion method. As a percentage of revenues, cost of revenue decreased to 8% for both the three months and six months ended June 30, 2002 compared to 10% for both the three months and six months ended June 30, 2001. We anticipate that cost of revenue will increase in dollar amount as we support our increasing number of industry partners and customers and assist our research and development licensees to transition into production. To the extent our revenue increases or decreases due to, among other factors, those described above, our cost of revenue may increase or decrease.

Research and development.    Research and development expenses were $4.4 million and $8.9 million for the three months and six months ended June 30, 2002 compared to $3.9 million and $7.8 million for the same periods in 2001. These increases were primarily due to increased costs associated with additional personnel in our expanding research and development efforts in subwavelength technologies and products. As a percentage of revenue, research and development expenses were 40% and 37% for the three months and six months ended June 30, 2002 compared to 33% and 35% for the same periods in 2001. We anticipate that we will continue to commit substantial resources to research and development in the future and expect that research and development expenses will increase in dollar amounts to support increased research and development efforts, but decline as a percentage of revenue in the long term. Our research and development expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our research and development expenses as a percentage of revenue may increase or decrease.

Sales and marketing.    Sales and marketing expenses were $3.8 million and $7.5 million for the three months and six months ended June 30, 2002 compared to $3.8 million and $7.4 million for the same periods in 2001. Sales and marketing expenses were similar for both of the comparable periods in 2002 over 2001 because we managed our sales and marketing expenses to keep such expenses in line with revenue. As a percentage of revenue, sales and marketing expenses were 34% and 31% for the three months and six months ended June 30, 2002, respectively, compared to 33% and 34% for the same periods in 2001. We expect that sales and marketing expenses will increase in dollar amounts to support increased sales efforts, but decline as a percentage of revenue in the long term. Our sales and marketing expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our sales and marketing expenses as a percentage of revenue may increase or decrease.

General and administrative.    General and administrative expenses were $1.8 million and $3.6 million for the three months and six months ended June 30, 2002 compared to $1.8 million and $3.4 million for the same periods in 2001. General and administrative expenses were similar for both of the comparable periods in 2002 over 2001 because we managed our general and administrative expenses to keep such expenses in line with revenue. As a percentage of revenue, general and administrative expenses were 16% and 15% for the three month and six months ended June 30, 2002, respectively, compared to 15% for both the three months and six months ended June 30, 2001. We expect that general and administrative expenses will increase in dollar amounts to support increased administrative efforts, but decline as a percentage of revenue in the long term. Our general and administrative expenses, as a percentage of revenue, are dependent in part on our revenue. To the extent our revenue increases or decreases due to, among other factors, those described above, our general and administrative expenses as a percentage of revenue may increase or decrease.

Depreciation and amortization.    Depreciation and amortization expenses were $2.1 million and $4.3 million for the three months and six months ended June 30, 2002 compared to $12.2 million and $24.6 million for the same periods in 2001. The decreases were primarily the result of the adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the adoption of which requires us to cease amortizing goodwill and intangible assets with indefinite lives.

Impairment of goodwill and other intangibles.    During the three months ended June 30, 2002, we experienced a decrease in the demand for our products and services, reduced our expectations for future growth in revenue and cash flows and our stock price declined significantly. Due to these significant changes, with the assistance from independent valuation experts we performed an evaluation of the recoverability of goodwill and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets”, respectively. As a result of this evaluation we took a charge of $57.3 million for the impairment of goodwill and other intangible assets during the three months ended June 30, 2002. For further details of this charge see Note 3 of Notes to Condensed Consolidated Financial Statements above.

Stock-based compensation.    Stock-based compensation is comprised of the amount of amortization related to: (i) the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of the grant, (ii) the fair value at the date of the acquisition of employee escrow shares issued to executives of Cadabra in connection with the acquisition of Cadabra, (iii) compensation expense related to certain restricted stock deemed to be variable as prescribed by FASB interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” and (iv) stock-based compensation related to stock options granted to consultants. We recognized stock-based compensation of $1.1 million and $2.9 million for the three months and six months ended June 30, 2002 compared to $4.5 million and $10.2 million for the same periods in 2001. We are amortizing deferred stock-based compensation over the vesting periods of the applicable options and restricted stock, using the multiple option method.

The stock-based compensation expense relating to certain restricted stock and consultant options are remeasured by the Company until the shares or options are fully vested. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. In addition, amortization of deferred stock-based compensation could increase or decrease in future periods as a result of future grants or cancellations of options whose exercise prices are less than the fair market value on the date of grant, future grants or cancellation of restricted stock or future grants or cancellation of stock options to consultants.

Interest income and other.    Interest and other income was $438,000 and $839,000 for the three months and six months ended June 30, 2002 compared to $679,000 and $1.5 million for the same periods in 2001. The decreases were due to lower interest rates in 2002 compared to the same periods in 2001, partially offset by higher average cash and short-term investment balances during 2002.

Benefit from income taxes.    We recorded a benefit for income taxes of $1.7 million and $1.7 million for the three months and six months ended June 30, 2002 compared to $254,000 and $1.1 million for the comparable periods in 2001. The increase in tax benefit is the result of greater losses in 2002 compared with the comparable periods in 2001. The effective tax rate for the three and six months ended June 30, 2002 was less than the statutory rate primarily due to goodwill impairment and stock-base compensation charges which are not deductible for tax purposes. The effective tax rate for the comparable periods in 2001 was less than the statutory rate primarily due to non-deductible charges for stock-based compensation and goodwill amortization.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents and short-term investments of $73.4 million. As of the same date, we had working capital of $68.9 million, including deferred revenue of $11.7 million.

Net cash provided by operating activities was $4.1 million during the six-month period ended June 30, 2002, compared with cash provided by operating activities of $5.4 million in the comparable period in 2001. Net cash provided by operating activities in the six-month period ended June 30, 2002 primarily reflects a net loss of $59.6 million, decreases in deferred taxes of $1.8 million and increases in prepaid and other assets of $1.4 million offset by non cash charges for impairment of goodwill and other intangible assets of $57.3 million, amortization of deferred stock compensation and intangibles of $6.1 million and depreciation of $1.0 million and an increase in deferred revenue of $2.7 million.

Net cash provided by investing activities was $5.2 million during the six-month period ended June 30, 2002, compared with cash used in investing activities of $13.8 million in the comparable period in 2001. Net cash provided by investing activities in the six-month period ended June 30, 2002 consisted of net proceeds of short-term investments of $6.5 million offset by the purchases of computer hardware and software, office furniture and equipment and leasehold improvements of $1.3 million. We expect to invest approximately $1.0 million in capital expenditures over the remainder of 2002 mainly for computer equipment, facilities and business systems upgrades.

Net cash provided by financing activities was $3.0 million during the six- month period ended June 30, 2002, compared with cash provided by financing activities of $2.2 million in the comparable period in 2001. Net cash provided by financing activities in the six-month period ended June 30, 2002 consisted of proceeds from employee stock purchase plan and exercise of stock options of $2.4 million and $600,000 from repayment of notes receivable from stockholders.

The Company leases its facilities, primarily in California and Canada, under noncancelable operating leases, which expire at various dates through May 2007. In June 2001, the Company entered into an agreement to sublease offices in California to a third party. The sublease expires in December 2004 on the expiration date of the underlying facility lease. Minimum lease payments and sublease income as of June 30, 2002 for noncancelable operating leases are as follows (in thousands):

Year	Lease Payments	Sublease rental income
2002	$861	$204
2003	1,645	415
2004	1,275	428
2005	435	—
2006	212	—
2007	75	—

	$4,503	$1,047

We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. Our expenses are dependent in part on our level of revenue. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that cash and short term investments together with funds generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Significant Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, accounting for income taxes and valuation of goodwill, intangibles and long-lived assets. These policies were disclosed in the Company’s 10-Q for the quarterly period ended March 31, 2002 filed with the SEC on May 7, 2002. As of the date of this filing there have been no significant changes to any of these policies. Other than the impairment of goodwill and other intangibles discussed above there have been no significant changes to the related estimates and judgement involved in applying these policies.

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

In addition, we believe semiconductor manufacturers need to adopt our proprietary technologies and software products first in order to drive adoption by the other three markets. Semiconductor manufacturers define and develop the manufacturing process. While designers, mask manufacturers and equipment manufacturers are not required to adopt our technologies and products in order to work with semiconductor manufacturers that do adopt them, we believe the efficiency of the manufacturing process with respect to such designers, mask manufacturers and equipment manufacturers is diminished if they do not. If each key market of the semiconductor industry does not perceive our proprietary technologies and software products as the industry standard, our technologies and products could become less valuable and more difficult to license. Indeed, recently certain potential customers advised us that they were considering adopting an alternative technology to ours. Factors that may limit adoption of our subwavelength solution within the markets include:

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

Approximately 43% of our revenue for 2001 was derived from two customers, Cadence and Intel. These same two customers generated approximately 49% of our revenue for the six months ended June 30, 2002. Of the 43% and 49% respectively, 23% and 14% was derived from two agreements with Cadence and 18% and 29% was derived from the Intel cross-license agreement alone. If any of the contracts with these customers were to be terminated or not extended or renewed, or if the revenue we expect to recognize is otherwise reduced, we could lose a material portion of our revenue. The Cadence contracts come up for renewal in January 2003 and March 2003 and revenue from the Intel contract significantly decreases beginning in 2003 and ceases completely in 2008. As a result, in the event the Cadence contracts are not renewed and, as the Intel revenue decreases, we will need to replace such revenue with revenue from other customers by increasing the sale of our proprietary technologies and software products to our current customers and industry partners, or by entering into new contracts with new customers either of which would result in diversion of management efforts and possible increases to operating expenses, with no immediate increase in revenue. Additionally, the Intel cross-license agreement contains a change in control provision that would cause the revenue under such agreement to terminate in the event we were to be acquired without Intel’s consent. Similarly, this change in control provision may serve as a disincentive for potential acquirers to pursue a take-over of our Company. The Cadence and Intel agreements may also be cancelled under certain conditions specified in those agreements.

Our key target markets within the semiconductor industry consist of a limited number of potential customers, which may reduce our bargaining power when negotiating contracts.

The four key markets within the semiconductor industry to which we currently target our proprietary technologies and software solutions consist of a limited number of customers, which tends to result in fewer numbers of orders where the orders tend to be larger in size. We believe that this may reduce our bargaining power in negotiating contracts and may limit our revenue growth.

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

In order for potential industry partners and customers to adopt and expend their own resources to implement our technologies and products, we must expend significant marketing resources, with no guarantee of success.

Our proprietary technologies and software products involve a new approach to the subwavelength gap problem. As a result, we must employ intensive and sophisticated marketing and sales efforts to educate prospective industry partners and customers about the benefits of our technologies and products. Our sales and marketing expenses were $7.5 million for the six months ended June 30, 2002 compared with $7.4 million in the same period in 2001. In addition, even if our industry partners and customers adopt our proprietary technologies and software products, they must devote the resources necessary to fully integrate our technologies and products into their operations. This is especially true for our industry partners so that they can begin to resell and market our solution to their customers. If they do not make these expenditures, establishing our technologies and products as the industry standard to the subwavelength gap problem will be difficult.

We have a history of losses, we expect to incur losses in the future and we may be unable to achieve profitability.

We may not achieve profitability if our revenue increases more slowly than we expect or not at all. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenue in any given period could cause our operating results to decrease. For example, for the year ended December 31, 2001, revenue from Cadabra Design Automation, Inc. a corporation that we recently acquired, were less than anticipated and, consequently, our earnings were less than would have been achieved if Cadabra revenue had met expectations. Also during quarter ended June 30, 2002, the Company experienced a decrease in the demand for its products and services, reduced its expectations for future growth in revenue and cash flows and consequently our revenue was less and our loss greater than originally forecasted for the quarter ended June 30, 2002.

We have not been profitable in any quarter, and our accumulated deficit was approximately $178.8 million as of June 30, 2002. We expect to continue to incur significant operating expenses in connection with increased funding for research and development and expansion of our sales and marketing efforts. In addition, we expect to incur additional non-cash charges relating to amortization of intangibles and deferred stock-based compensation. As a result, we will need to generate significant revenue to achieve and maintain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Due to the nature of our customer contracts, our revenue may fluctuate greatly in any given quarter or year, making predictions as to future revenue highly uncertain.

We generate revenue through a variety of types of customer contacts, including production licenses, software licenses and research and development agreements. The specific terms of these customer contracts may permit great variation in the amount of revenue that is generated under any one contract. Accordingly, our revenues may increase or decrease significantly in any given quarter or year based on the terms of our existing or future customer contracts. Thus, a contract may generate a material portion of our revenue in one quarter or year and not in the next. Factors that could affect the timing and amount of revenue recognized under our existing and future customer contracts could include:

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

The market price of our common stock has been and may continue to be volatile and could decline further.

During the six months ended June 30, 2002 our stock price has varied from a high of $39.00 to a low of $2.69.

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

Because of our limited operating history and our dependence on new technologies, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer business history, and it is difficult to evaluate trends that may affect out business.

We were incorporated in October 1995, and in February 1997, we shipped our initial software product, IC Workbench. Our limited operating history makes financial forecasting and evaluation of our business difficult. Since we have limited financial data, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer business history. Because of our dependence on our development and industry acceptance of new technology, it is difficult to evaluate trends that may affect our business.

Many of our current competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and as a result, they may acquire a significant market share before we do.

Our current competitors, or alliances among these competitors, may rapidly acquire significant market share. These competitors may have greater name recognition and more customers which they could use to gain market share to our detriment. We encounter direct competition from other direct providers of phase shifting, optical proximity correction, or OPC, manufacturing data and automated layout creation technologies. These competitors include such companies as Avant!, Mentor Graphics and Prolific, Inc. We also compete with companies that have developed or have the ability to develop their own proprietary phase shifting and OPC solutions, such as IBM and AMD. These companies may wish to promote their internally developed products and may be reluctant to purchase products from us or other independent vendors. Our competitors may offer a wider range of products than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. These competitors may also be able to undertake more extensive promotional activities, offer more attractive terms to customers than we do and adopt more aggressive pricing policies. Moreover, our competitors may establish relationships among themselves or with industry partners to enhance their services, including industry partners with which we may desire to establish a relationship.

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

It is likely that our future quarterly operating results may fluctuate from time to time and may not meet the expectations of securities analysts and investors in some future period. As a result, the price of our common stock could decline. Historically, our quarterly operating results have fluctuated. We may experience significant fluctuations in future quarterly operating results. The following factors may cause these fluctuations:

•	our acquisition of Transcription and Cadabra, as well as future potential acquisitions by us;

•	the timing and structure of our technology and/or product license agreements; and

•	changes in the level of our operating expenses to support our projected growth

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

We derive a significant portion of our revenue from international sales. For the six months ended June 30, 2002, compared to the six months ended June 30, 2001, the breakdown of our revenue by geographic region, as a percentage of our total revenue, was North America, 73% and 64%, Asia, 20% and 27%, Europe, 4% and 6%, and other, 3% and 3%, respectively. In addition, as a result of our acquisition of Cadabra, a Nova Scotia limited liability company, 47 of our 229 employees as of June 30, 2002 were located in Ontario, Canada. We have only limited experience in developing, marketing, selling and supporting our proprietary technologies and software products, and managing our employees and operations, internationally. We may not succeed in maintaining or expanding our international operations, which could slow our revenue growth. We are subject to risks inherent in doing business in international markets. These risks include:

•	fluctuations in exchange rates which may negatively affect our operating results;

•	export controls which could prevent us from shipping our software products into and from some markets;

•	changes in import/export duties and quotas could affect the competitive pricing of our software products and reduce our market share in some countries;

•	compliance with and unexpected changes in a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	greater difficulty in collecting accounts receivable resulting in longer collection periods; and

•	economic or political instability

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

We have anti-takeover defenses that could delay or prevent an acquisition of our company

Provisions of our Certificate of Incorporation, Bylaws, and Delaware Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example:

•
Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.

•
Our Certificate of Incorporation allows our Board of Directors to issue, at any time and without stockholder approval, preferred stock with such terms as it may determine. No shares of preferred stock are currently outstanding. However, the rights of holders of any Numerical preferred stock that may be issued in the future may be superior to the rights of holders of its common stock.

All or any of these factors could limit the price certain investors would be willing to pay for our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition, even if the proposed transition was favored by a majority of our independent shareholders.

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

Our operations are primarily located in California and, as a result, are subject to power loss and natural disasters.

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2002. However, during the quarter ended June 30, 2002, 4,188 exchangeable shares of Cadabra Design Automation Inc. (“Cadabra”), which were issued in connection with our October 2000 acquisition of Cadabra, were exchanged for an equal number of shares of our common stock. We did not receive any consideration in connection with such exchanges. These shares were exchanged pursuant to regulation D or Regulation S.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of Stockholders was held on May 15, 2002 in San Jose, California. At the meeting, the following matters were voted on by the Company’s stockholders:

	For	Against	Witheld/ Abstentions/Broker Non-vote
Election of Directors:
Thomas Kailath	27,548,092	—	1,112,017
Roger Sturgeon	24,446,529	—	778,700

In addition to the above directors, the following directors’ term of office continued after the meeting:

William Davidow
Narendra K. Gupta
Abbas El Gamal
Harvey Jones
Yagyensh(Buno) Pati
Yao-Ting Wang

Ratify the appointment of PricewaterhouseCoopers as independent accountants for the fiscal year ending December 31, 2002	28,369,189	282,874	8,046

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

The exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this Form 10-Q.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ending June 30, 2002.

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

Dated July 29, 2002

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

3.2	Amended and Restated Certificate of Incorporation of registrant.*

3.3	Bylaws of registrant.*

4.1	Form of registrant’s common stock certificate.*

4.2	1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*

10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*

10.2	2000 Stock Plan and related agreements.*

10.3	1997 Stock Plan and related agreements.*

10.4	2000 Employee Stock Purchase Plan and related agreements.*

10.5	Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

10.7	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*

10.8	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*

10.9	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*

10.10	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*

10.11	Stock Option Agreement—Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*

10.12	Stock Option Agreement—Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*

10.13	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*

10.14	Stock Option Agreement—Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*

10.15	Stock Option Agreement— Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*

10.16	Stock Option Agreement—Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

10.17	License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+

10.18	Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+

10.19	License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*+

10.20	Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.21	Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLAInstruments Corporation.*+

10.22	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*

10.23	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

10.24	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

10.25	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

Exhibit Number	Description

10.26	Stock Option Agreement—Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

10.27	Amendment No. 1 to Atul Sharan’s Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*

10.28	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

10.29	PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+

10.30	License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+

10.31	Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+

10.32	Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation.***** +

10.33	2001 Nonstatutory Stock Option Plan******

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