Form 10-Q/A
period 2002-06-30
NUMERICAL TECHNOLOGIES INC
filed 2002-08-09
CIK 1091226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

The undersigned Registrant hereby amends and restates the following items and exhibits of its Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002 as set forth below to include exhibit 99.1—Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

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

NUMERICAL TECHNOLOGIES, INC.

Dated August 8, 2002	By:	/s/ RICHARD S. MORA
Richard S. Mora Chief Operating Officer and Chief Financial Officer (duly authorized officer and principal financial accounting officer)

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Reorganization, dated as of December 21, 1999, between the registrant, Transcription Enterprises Limited, Transcription Enterprises, Inc., Kevin MacLean and Roger Sturgeon.*

2.2	Agreement and Plan of Merger between the registrant and Numerical Technologies, Inc., a Delaware corporation.*

2.3
Agreement and Plan of Amalgamation, dated as of September 5, 2000, by and among Numerical Technologies, Inc., Numerical Nova Scotia Company, Numerical Acquisition Limited, 3047725 Nova Scotia Limited, Cadabra Design Automation Inc., Martin Lefebvre, and Faysal Sohail.***

3.2	Amended and Restated Certificate of Incorporation of registrant.*

3.3	Bylaws of registrant.*

4.1	Form of registrant’s common stock certificate.*

4.2	1999 Second Amended and Restated Shareholders Rights Agreement, dated January 1, 2000, between the registrant and the parties named therein, as amended on January 14, 2000.*

10.1	Form of Indemnification Agreement entered into by registrant with each of its directors and executive officers.*

10.2	2000 Stock Plan and related agreements.*

10.3	1997 Stock Plan and related agreements.*

10.4	2000 Employee Stock Purchase Plan and related agreements.*

10.5	Lease Agreement, dated June 15, 1999, by and between the registrant and CarrAmerica Realty Corporation.*

10.7	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Roger Sturgeon.*

10.8	Employment Agreement, dated January 1, 2000, by and between Transcription Enterprises, Inc. and Kevin MacLean.*

10.9	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Roger Sturgeon.*

10.10	Non-Competition Agreement, dated January 1, 2000, by and between Numerical Technologies, Inc., Transcription Enterprises, Inc., Transcription Enterprises Limited and Kevin MacLean.*

10.11	Stock Option Agreement—Early Exercise, dated November 2, 1999, by and between the registrant and William Davidow.*

10.12	Stock Option Agreement—Early Exercise, dated May 26, 1999, by and between the registrant and Richard Mora.*

10.13	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Richard Mora.*

10.14	Stock Option Agreement—Early Exercise, dated March 31, 1999, by and between the registrant and Atul Sharan.*

10.15	Stock Option Agreement—Early Exercise, dated December 27, 1999, by and between the registrant and Atul Sharan.*

10.16	Stock Option Agreement—Early Exercise, dated July 15, 1998, between the registrant and Harvey Jones.*

10.17	License Agreement, dated as of October 1, 1999, between registrant and Cadence Design Systems, Inc.*+

10.18	Software Production and Distribution Agreement, dated January 9, 1998, between registrant and KLA-Tencor Corporation.*+

10.19	License Agreement, dated December 23, 1999, between registrant and Seiko Instruments, Inc.*+

EXHIBIT NUMBER	DESCRIPTION

10.20	Development and Distribution Agreement, dated October 1, 1991, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.21	Addendum Number One to Development and Distribution Agreement, dated December 27, 1999, between Transcription Enterprises Limited and KLA Instruments Corporation.*+

10.22	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Roger Sturgeon.*

10.23	Stock Option Agreement—Early Exercise, dated February 1, 2000, by and between the registrant and Kevin MacLean.*

10.24	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Y.C. (Buno) Pati.*

10.25	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Yao-Ting Wang.*

10.26	Stock Option Agreement—Early Exercise, dated October 23, 1998, by and between the registrant and Atul Sharan.*

10.27	Amendment No. 1 to Atul Sharan’s Stock Option Agreements dated October 23, 1998, March 31, 1999 and December 27, 1999, dated as of January 24, 2000, by and between the registrant and Atul Sharan.*

10.28	Stock Option Agreement—Early Exercise, dated February 10, 2000, by and between the registrant and Naren Gupta.*

10.29	PSM Software Development and License Agreement, dated as of March 10, 2000, by and between registrant and Cadence Design Systems, Inc.*+

10.30	License Agreement, dated March 1, 2000, between registrant and Motorola, Inc.**+

10.31	Production License Agreement, dated December 31, 2000, between registrant and United Microelectronics Corporation.****+

10.32	Patent Cross License Agreement, dated April 17, 2001, between registrant and Intel Corporation.*****+

10.33	2001 Nonstatutory Stock Option Plan.******

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to registration statement on Form S-1 (333-95695) as declared effective by the Securities and Exchange Commission on April 6, 2000.

**	Incorporated by reference to registration statement on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2000.

***	Incorporated by reference to the current report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 2000.

****	Incorporated by reference to the registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2001.

*****	Incorporated by reference to registration statement on Form 10-Q/A as filed with the Securities and Exchange Commission on March 11, 2002.

******	Incorporated by reference to registration statement on Form S-8 (333-71816) as filed with the Securities and Exchange Commission on October 18, 2001.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

4